Form 10QSB
period 2001-03-31
ICOA INC
filed 2001-05-15
CIK 745084

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                            Commission file number 0-32513

                                   ICOA, INC.
                                   ----------
             (Exact name of Registrant as Specified in Its Charter)

                       Nevada                              87-0403239
        -------------------------------        ---------------------------------
        (State or Other Jurisdiction of        (IRS Employer Identification No.)
        Incorporation or Organization)

                  111 Airport Road, Warick, Rhode Island 02889
                  --------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 401-739-9205
      ---------------------------------------------------------------------
      Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 14, 2001 was
43,315,382

PART I - FINANCIAL INFORMATION

ITEM 1.       Unaudited Consolidated Balance Sheets at March 31, 2001

              Unaudited Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 and from inception to March 31, 2001

              Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 and from inception to March 31, 2001

              Notes to the Unaudited Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

SIGNATURES

                                    ICOA, INC. AND SUBSIDIARY
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEET
                                         MARCH 31, 2001
                                           (Unaudited)

                                             ASSETS
                                             ------
CURRENT ASSETS:
     Cash                                                                           $       1,870
     Advance to officer                                                                   166,329
                                                                                      ------------
        TOTAL CURRENT ASSETS                                                              168,199

EQUIPMENT, net                                                                             16,650

OTHER ASSETS:
     Advance to affiliates                                                                  2,900
     Deposits                                                                                 425
                                                                                      ------------
        TOTAL OTHER ASSETS                                                                  3,325
                                                                                      ------------

                                                                                    $     188,174
                                                                                      ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
                              -------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                          $     202,435
     Notes payable                                                                        351,239
                                                                                      ------------
        TOTAL CURRENT LIABILITIES                                                         553,674

CONVERTIBLE DEBENTURES, net of conversion benefit                                         560,000

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized shares - 150,000,000 shares;
        40,280,607 shares issued and outstanding                                            4,028
     Additional paid-in capital                                                         4,635,625
     Accumulated deficit (Includes deficit during the development stage of $1,074,833) (5,565,153)
                                                                                      ------------
        TOTAL STOCKHOLDERS' DEFICIT                                                      (925,500)
                                                                                      ------------
                                                                                    $     188,174
                                                                                      ============

                               See notes to financial statements.

                                                  ICOA, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         Unaudited)


                                                                                                          From January 1,
                                                                          Three Months Ended March 31,    1998 (Inception)
                                                                    ----------------------------------     to March 31,
                                                                            2001             2000              2001
                                                                    -----------------  ---------------  ------------------

REVENUES                                                            $               -  $             -  $                -
                                                                    -----------------  ---------------  ------------------
OPERATING EXPENSES:
     Research and development                                                       -                -               9,867
     Selling, general and administrative                                      144,663          152,974           1,534,277
     Depreciation                                                               1,170              309               4,378
                                                                    -----------------  ---------------  ------------------
        TOTAL OPERATING EXPENSES                                              145,833          153,283           1,548,522
                                                                    -----------------  ---------------  ------------------

OPERATING LOSS                                                               (145,833)        (153,283)         (1,548,522)

INTEREST EXPENSE                                                              (94,082)          (5,906)           (801,897)
                                                                    -----------------  ---------------  ------------------
NET LOSS                                                            $        (239,915) $      (159,189) $       (2,350,419)
                                                                    =================  ===============  ==================
BASIC AND DILUTED NET LOSS PER SHARE                                $           (0.01) $          0.00  $            (0.07)
                                                                    =================  ===============  ==================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 40,280,607       33,887,116          33,579,008
                                                                    =================  ===============  ==================

                                             See notes to financial statements.

                                                             4

                                                  ICOA, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)


                                                                                                          From January 1,
                                                                          Three Months Ended March 31,    1998 (Inception)
                                                                    ----------------------------------     to March 31,
                                                                            2001             2000              2001
                                                                    -----------------  ---------------  ------------------
                                                                        (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $        (239,915) $     (159,189) $         (2,350,419)
                                                                        -----------------  --------------  --------------------
     Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                                             1,170               -                 4,378
           Non-cash compensation                                                        -               -                22,840
           Beneficial conversion                                                   60,000               -               578,431
           Stock issued for interest expense                                            -               -                97,840
     Changes in assets and liabilities:
        Advance to officers                                                       (19,473)        (47,425)             (166,329)
        Other assets                                                                    -               -                (3,325)
        Accounts payable and accrued expenses                                      61,943             327               170,699
                                                                        -----------------  --------------  --------------------
                                                                                  103,640         (47,098)              704,534
                                                                        -----------------  --------------  --------------------

NET CASH USED IN OPERATING ACTIVITIES                                            (136,275)       (206,287)           (1,645,885)
                                                                        -----------------  --------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                          (7,727)              -               (21,028)
                                                                        -----------------  --------------  --------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (7,727)              -               (21,028)
                                                                        -----------------  --------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                   69,325               -             1,048,280
     Repayments of notes                                                                -               -               (88,406)
     Proceeds from issuance of common stock                                             -         207,700               680,060
     Decrease in cash overdraft                                                         -               -               (31,151)
     Proceeds from convertible debentures                                          60,000               -                60,000
                                                                        -----------------  --------------  --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         129,325         207,700             1,668,783
                                                                        -----------------  --------------  --------------------

INCREASE (DECREASE) IN CASH                                                       (14,677)          1,413                 1,870

CASH - BEGINNING OF PERIOD                                                         16,547           1,932                     -
                                                                        -----------------  --------------  --------------------

CASH - END OF PERIOD                                                    $           1,870  $        3,345  $              1,870
                                                                        =================  ==============  ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        No cash payments were made for income taxes or
           interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Conversion of Debentures                                        $               -  $            -  $            304,861
                                                                        =================  ==============  ====================
        Settlements of Loans Payable                                    $               -  $            -  $             68,234
                                                                        =================  ==============  ====================


                                             See notes to financial statements.

                            ICOA, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Interim Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. ICOA, Inc. and Subsidiary (the "Company"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Form SB-2 which was declared effective by the Securities and Exchange Commission on April 5, 2001.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

ICOA, Inc. is engaged in the development and deployment of an Internet pay phone terminal network. In the first quarter of 2001, the Company continued the pursuit of this objective, and made a final determination as to which manufacturer best meets our needs in terms of product, reliability, and deliverability. To that end, the Company has engaged the Telweb(R) division of Schlumberger, to prepare a Feasibility Study and Commercial Proposal regarding installation of Internet pay phone terminal networks at two US International airports comprising up to 125 terminals, that are the subject of ongoing negotiations.

In addition, during the first quarter of 2001, the Company completed the requirements for its registration statement of Form SB-2 which was declared effective by the Securities and Exchange Commission on April 5, 2001.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 AS COMPARED TO QUARTER ENDED MARCH 31, 2000

Revenue

The Company's principal source of revenue will be from owning and operating Internet Pay Fax Terminals. Currently, no terminals are installed and the Company continues to generate no revenues from operations.

For the three months ended March 31, 2001, the Company lost $239,915 as compared to a loss of $159,189 for the three months ended March 31, 2000. The increased loss is mainly due to additional interest expense associated with our convertible equity notes, legal expense associated with our SB-2 filing, and travel related to the execution of our business plan.

Selling, general and administrative expenses

General and administrative expenses consist primarily of:

o employee compensation and related expenses (including payroll taxes and benefits) for executive, administrative and operations personnel
o        professional fees associated with deployment of our Internet Pay Fax
         Terminals
o        travel and entertainment
o facility and office-related costs such as rent, insurance, maintenance and telephone.

These costs decreased 5% from $152,974 in 2000 to $144,663 in 2001. Management expects general and administrative expenses to increase in future periods to support the growth of the business.

Interest expense

Interest expense consists of interest accrued on loans and convertible notes payable. Interest expense increased from $5,906 for the three months ended March 31, 2000 to $94,082 for the three months ended March 31, 2001. The increase is primarily attributable to the interest accrued on convertible notes, and the beneficial conversion terms of convertible notes charged to expense in February 2001.

Income taxes

No provision for federal and state income taxes has been recorded as the Company incurred net operating losses since January 1, 1998 (Inception). The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carry forwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,870 and $3,345 at March 31, 2001 and March 31, 2000, respectively.

For the three months ended March 31, 2001 the Company had a working capital deficit of $385,475. Capital expenditures amounted to $7,727.

During February and March 2001, the Company raised an aggregate of $101,500 (net of expenses) from our convertible equity line. This was accomplished through a put to the equity line investors of $60,000 in February, and a loan from the investors of $50,000 in March. The investors, in connection with these transactions waived certain events of default in the subscription documents (non-effectiveness of the SB-2 registration), although the Company accrued a penalty of approximately $18,000 for non re-listing on the OTC Bulletin Board. Subsequent to the end of the quarter, the SEC declared the registration effective, and the penalties stopped accruing. On May 14, 2001 our right to further funding under the equity line was terminated.

During March, the Company negotiated with a lease company the terms of a $1,500,000 lease program to fund installation of our Internet Pay Fax Terminals.

In March, the Company engaged Schlumberger to prepare a Feasibility Study and Commercial Proposal for the installation of Internet Pay Fax Terminals at two US International airports. The proposal entails the deployment of up to 125 Internet Pay Fax Terminals.

Subsequent to the end of March, the Company reached agreement with Superior Telefax Communications (STC) to provide Internet Pay Fax Terminals at San Francisco International Airport (minimum 70 terminals) and Los Angeles International Airport (minimum 50 terminals). These contracts are for an initial term of approximately 18 months with two one-year renewals.

Subsequent to the end of March, the investors in the equity line of credit converted approximately $117,000 of notes and received approximately 3 million shares of our common stock.

The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have loaned the Company funds as needed to provide working capital.

We believe that the $560,000 proceeds received during the twelve months ended March 31, 2001 from the equity line, cash on hand, additional funding from our investors, and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the end of the second quarter although we do not expect to generate positive cash flow from operations until at least the second half of the year 2001. However, unless we generate significant revenue or obtain financing in the near future, our operations raise substantial doubt as to our ability to continue as a going concern. There can be no assurance, however, that additional capital beyond the amounts currently forecasted will not be required, or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

Forward-looking statements in this report may prove to be materially inaccurate. In addition to historical information, this report contains forward-looking information that involves risks and uncertainties. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from those included within the forward-looking statements as a result of factors, including the risks described above and factors described elsewhere in this report.

                           PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a) Exhibits

                           None.

                  b) Reports on Form 8-K

                           None.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  May 15, 2001
                                                     ICOA, INC.

                                                     /s/ Erwin Vahlsing, Jr.
                                                     ---------------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer