Form 10QSB
period 2001-06-30
ICOA INC
filed 2001-08-13
CIK 745084

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

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

                  111 Airport Road, Warwick, Rhode Island 02889
                  ---------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 401-739-9205
                                                            ------------

---------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of August 9, 2001 was
55,792,961


PART I - FINANCIAL INFORMATION

ITEM 1.       Unaudited Consolidated Balance Sheets at June 30, 2001

              Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000

              Unaudited Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2001 and 2000

              Notes to the Unaudited Consolidated Financial Statements

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations

PART II - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

SIGNATURES



                                          ICOA, INC. AND SUBSIDIARY
                                          -------------------------
                                         CONSOLIDATED BALANCE SHEET
                                         --------------------------

                                                JUNE 30, 2001
                                                -------------
                                                 (Unaudited)
                                                 -----------

                                                   ASSETS
                                                   ------

CURRENT ASSETS:
     Cash                                                                                $          54,091
     Prepaid expenses and other current assets                                                     179,245
     Advance to officer                                                                            166,181
                                                                                           ----------------
        TOTAL CURRENT ASSETS                                                                       399,517

EQUIPMENT, net                                                                                      20,728

OTHER ASSETS:
     Advance to affiliates                                                                           2,400
     Deposits                                                                                        7,225
                                                                                           ----------------
        TOTAL OTHER ASSETS                                                                           9,625
                                                                                           ----------------

                                                                                         $         429,870
                                                                                           ================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                                    -------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                               $         429,565
     Due to officer                                                                                  1,000
     Notes payable                                                                                 327,657
                                                                                           ----------------
        TOTAL CURRENT LIABILITIES                                                                  758,222

CONVERTIBLE DEBENTURES, net of conversion benefit                                                1,084,250

NOTE PAYABLE                                                                                        26,270

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized shares - 150,000,000 shares;
        50,349,847 shares issued and outstanding                                                     5,035
     Additional paid-in capital                                                                  5,684,781

     Accumulated deficit                                                                        (7,128,688)
                                                                                           ----------------
        TOTAL STOCKHOLDERS' DEFICIT                                                             (1,438,872)
                                                                                           ----------------
                                                                                         $         429,870
                                                                                           ================


                                     See notes to financial statements.



                                                      ICOA, INC. AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             Unaudited)


                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                              ---------------------------------  ----------------------------------
                                                                     2001             2000              2001              2000
                                                              ---------------  ----------------  ----------------  ----------------

REVENUES                                                      $         7,329  $              -  $          7,329  $              -

COST OF SERVICES                                                          138                 -               138                 -
                                                              ---------------  ----------------  ----------------  ----------------
GROSS PROFIT                                                            7,191                 -             7,191                 -

OPERATING EXPENSES:
    Selling, general and administrative                               849,799           108,180           994,462           261,154
    Depreciation                                                        1,171               493             2,341               802
                                                              ---------------  ----------------  ----------------  ----------------
       TOTAL OPERATING EXPENSES                                       850,970           108,673           996,803           261,956
                                                              ---------------  ----------------  ----------------  ----------------

OPERATING LOSS                                                       (843,779)         (108,673)         (989,612)         (261,956)

INTEREST EXPENSE                                                     (719,900)           (6,606)         (813,982)          (12,512)
                                                              ---------------  ----------------  ----------------  ----------------

NET LOSS                                                      $    (1,563,679) $       (115,279) $     (1,803,594) $       (274,468)
                                                              ===============  ================  ================  ================
BASIC AND DILUTED NET LOSS PER SHARE                          $         (0.03) $           0.00  $          (0.04) $          (0.01)
                                                              ===============  ================  ================  ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         46,419,820        38,090,854        43,350,214        36,238,985
                                                              ===============  ================  ================  ================


                                                 See notes to financial statements.



                                           ICOA, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                  2001            2000
                                                                                --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $        (1,803,594) $       (274,468)
                                                                        -------------------  ----------------
     Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                                               2,341               802
           Beneficial conversion                                                    779,466                 -
           Finance fees                                                              16,889                 -
     Changes in assets and liabilities:
        Prepaid expenses and other current assets                                  (179,245)                -
        Advance to officers                                                         (19,325)          (73,925)
        Other assets                                                                 (6,300)                -
        Accounts payable and accrued expenses                                       325,065            12,512
                                                                        -------------------  ----------------
                                                                                    918,891           (60,611)
                                                                        -------------------  ----------------

NET CASH USED IN OPERATING ACTIVITIES                                              (884,703)         (335,079)
                                                                        -------------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                           (12,976)           (1,000)
                                                                        -------------------  ----------------
NET CASH USED IN INVESTING ACTIVITIES                                               (12,976)           (1,000)
                                                                        -------------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                      5,223            32,822
     Proceeds from officer                                                            1,000                 -
     Proceeds from issuance of common stock                                          19,000           304,100
     Proceeds from convertible debentures                                           910,000                 -
                                                                        -------------------  ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           935,223           336,922
                                                                        -------------------  ----------------
INCREASE (DECREASE) IN CASH                                                          37,544               843

CASH - BEGINNING OF PERIOD                                                           16,547             1,932
                                                                        -------------------  ----------------
CASH - END OF PERIOD                                                    $            54,091  $          2,775
                                                                        ===================  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        No cash payments were made for income taxes or
           interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Interest converted to note                                      $            16,790  $              -
                                                                        ===================  ================
        Conversion of Debentures                                        $           275,750  $              -
                                                                        ===================  ================

                                       See notes to financial statements.




                            ICOA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Interim Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. ICOA, Inc. and Subsidiary (the "Company"), believe that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompany consolidated financial statements should be read in conjunction with the Company's Form SB-2.

Note 2--Convertible Debentures

         During the quarter ended June 30, 2001, holders converted $275,750 principal amount of such notes and $17,362 of accrued interest into 8,876,865 shares of the Company's common stock.

         In May and June 2001, the Company issued 9% Convertible Debentures (the "2001 Debentures") in the aggregate face amount of $800,000. $400,000 worth of 2001 Debentures has a maturity date of May 14, 2003, and another $400,000 worth of 2001 Debentures has a maturity date of June 13, 2003. The 2001 Debentures are convertible into shares of the Company's common stock at a conversion price for each share of common stock equal to the lower of 80% of the average of the three lowest closing bid prices of the Company's common stock for the 30 trading days immediately preceding the date of issuance of the 2001 Debenture being converted, and 70% of the average of the three lowest closing bid prices for the common stock for the 60 trading days immediately preceding the date of receipt of a notice of conversion. The 2001 Debentures bear interest at the rate of 9% per annum, payable quarterly in the form of cash or additional shares of the Company's common stock.

         The Company has recorded a beneficial conversion of $700,00 on the 2001 Debentures which was charged to interest expense.

Note 3--Common Stock

         On June 25, 2001 the Company granted 944,444 options, at par value, to two individuals for consulting services valued under the Black Scholes method at $35,839. These options were converted into shares of the Company's common stock on June 28, 2001.

Note 4--Recent Accounting Pronouncements

         In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

         In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful live of existing recognizable intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

ICOA, Inc. has deployed an Internet pay phone terminal network. In the second quarter of 2001, the Company completed the installation of 63 out of 70 terminals to be installed in San Francisco International Airport and simultaneously, brought up its Network Operations Center at Qwest's Burbank, CA Cyber Center. An additional 50 terminals are expected to be installed in Los Angeles International Airport during the third quarter of 2001. The Company has engaged the Telweb(R) division of Schlumberger, to supply the terminals, and provide technical assistance with the installations.

In addition, during the second quarter of 2001, the Company completed the requirements for re-listing to the Over The Counter Bulletin Board (OTCBB) on May 15, 2001.

Results of operations

Quarter ended June 30, 2001 as compared to quarter ended June 30, 2000

Revenue

The Company's principal source of revenue is derived from the ownership and operation of Internet Pay Fax Terminals. On June 1, 2001 the first terminals were activated in San Francisco International Airport. The Company generated $7,329 in revenue from these terminals.

Selling, general and administrative expenses

General and administrative expenses consist primarily of:
o employee compensation and related expenses (including payroll taxes and benefits) for executive, administrative and operations personnel
o professional fees associated with deployment of our Internet Pay Fax Terminals, and completion of the registration process with the SEC
o        commissions associated with securing the airport locations
o        travel and entertainment
o facility and office-related costs such as rent, insurance, maintenance and telephone.

These costs increased 785% from $108,180 in 2000 to $849,799 in 2001. Management expects general and administrative expenses in future periods to run at increased levels over year 2000 in support of the growth of the business.

Interest expense

Interest expense consists of interest accrued on loans and convertible notes payable. Interest expense increased from $6,606 for the three months ended June 30, 2000 to $719,900 for the three months ended June 30, 2001. The increase is primarily attributable to the interest accrued on convertible notes, and the beneficial conversion terms of convertible notes charged to expense in May and June 2001.

For the three months ended June 30, 2001, the Company lost $1,563,679 as compared to a loss of $115,279 for the three months ended June 30, 2000. The increased loss is mainly due to additional interest expense associated with our convertible equity notes, legal expense associated with additional SB-2 filings, payment of commissions in connection with securing the airport locations, and travel related to the execution of our business plan.

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

Liquidity and capital resources

Cash and cash equivalents were $2,775 and $233,336 at June 30, 2001 and June 30, 2000, respectively.

For the six months ended June 30, 2001 the Company had a working capital deficit of $358,705. Capital expenditures amounted to $5,248.

During May and June 2001, the Company raised an aggregate of $718,500 (net of expenses) from a private placement of convertible debt.

On July 25, 2001, the Company received notice from World Capital, Inc. (lessor), that they had decided not to fund the previously announced $1,600,000 equipment lease to finance 125 WebCenter3000(TM) terminal installations at San Francisco and Los Angeles International Airports. The Company has notified World Capital they are in violation of the equipment lease, and further legal action is being contemplated if this matter is not resolved, including legal action to uphold our rights under the equipment lease and/or to seek a refund of our prepayment amount. We do not know the outcome of any potential legal action or other attempt to resolve the dispute. In addition, under the circumstances, we are seeking other potential sources of funding for the installation of our equipment.

During the second quarter, the investors in the convertible debentures converted approximately $275,750 of notes and received approximately 9.6 million shares. Subsequent to the quarter end, investors converted approximately $22,000 of notes and received approximately 1.7 million shares.

The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

We believe that the $1,360,000 proceeds received this year from the convertible debt private placements, cash on hand, additional funding from our investors, and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the end of the third quarter, although we do not expect to generate positive cash flow from operations until at least late in the third quarter of 2001. We need to raise a minimum of $2,000,000 through public or private debt or sale of equity to produce additional working terminals, to continue expanding our communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals in strategic positions. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

The report of our independent auditors on our financial statements for the years ended December 31, 2000 and 1999 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

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

                           PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  a) Exhibits

                           None.

                  b) Reports on Form 8-K

         Current report on Form 8-K filed May 25, 2001, reporting Item 5 (Other Events) and Item 7 (Exhibits).

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  August 13, 2001
                                                        ICOA, INC.



                                                         /s/ Erwin Vahlsing, Jr.
                                                         -----------------------
                                                         Erwin Vahlsing, Jr.
                                                         Chief Financial Officer