Form 10QSB
period 2001-09-30
ICOA INC
filed 2001-11-14
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

             ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                         Commission file number 0-32513


                                   ICOA, INC.
             (Exact name of Registrant as Specified in Its Charter)

                       Nevada                             87-0403239
           (State or Other Jurisdiction of      IRS Employer Identification No.)
           Incorporation or Organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of November 12, 2001 was 59,706,106

PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.  Unaudited Consolidated Balance Sheet at September 30, 2001         F-2

         Unaudited Consolidated Statements of Operations for the three
          months and nine months ended September 30, 2001 and 2000          F-3

         Unaudited Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2001 and 2000                          F-4

         Notes to the Unaudited Consolidated Financial Statements           F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         1-3

PART II - OTHER INFORMATION                                                  4

SIGNATURES                                                                   5

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                     $          34,817
     Prepaid expenses and other current assets                          178,913
     Advance to officer                                                 166,181
                                                                ----------------
        TOTAL CURRENT ASSETS                                            379,911

EQUIPMENT, net                                                           31,608

OTHER ASSETS:
     Advance to affiliates                                                5,400
     Deposits                                                             4,125
                                                                ----------------
        TOTAL OTHER ASSETS                                                9,525
                                                                ----------------

                                                              $         421,044
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $         699,411
     Notes payable                                                      322,657
                                                                ----------------
        TOTAL CURRENT LIABILITIES                                     1,022,068

CONVERTIBLE DEBENTURES                                                1,273,484

NOTE PAYABLE                                                             24,381

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value;
      authorized shares - 150,000,000 shares;
      59,327,303 shares issued and outstanding                            5,933
     Additional paid-in capital                                       6,035,167
     Accumulated deficit                                             (7,939,989)
                                                                ----------------
        TOTAL STOCKHOLDERS' DEFICIT                                  (1,898,889)
                                                                ----------------

                                                              $         421,044
                                                                ================





                 See notes to consolidated financial statements.

                  ICOA, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                                  Three Months Ended Sept 30,         Nine Months Ended Sept 30,
                                                                -------------------------------     --------------------------------
                                                                     2001             2000              2001              2000
                                                                --------------  ---------------     --------------  ----------------
REVENUES                                                      $        37,666  $              -  $         44,995  $           -
COST OF SERVICES                                                       58,435                 -            58,573              -
                                                                --------------  ---------------     --------------  ----------------
GROSS PROFIT                                                          (20,769)                -           (13,578)             -

OPERATING EXPENSES:
    Selling, general and administrative                               495,678           186,965         1,490,141        448,119
    Depreciation                                                        1,170            18,348             3,511         19,150
                                                                --------------  ---------------      -------------  ----------------
       TOTAL OPERATING EXPENSES                                       496,848           205,313         1,493,652        467,269
                                                                --------------  ---------------      -------------  ----------------
OPERATING LOSS                                                       (517,617)         (205,313)       (1,507,230)      (467,269)

INTEREST EXPENSE                                                     (293,684)         (176,024)       (1,107,666)      (188,536)
                                                                --------------  ----------------     -------------  ----------------
NET LOSS                                                      $      (811,301) $       (381,337) $     (2,614,896) $    (655,805)
                                                                ==============  ================     =============  ================

BASIC AND DILUTED NET LOSS PER SHARE                          $         (0.01) $          (0.01) $          (0.05) $       (0.02)
                                                                ==============  ================     =============  ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         57,852,640        40,280,607        48,184,356     36,942,612
                                                                ==============  ================     =============  ================



                 See notes to consolidated financial statements.

                         ICOA, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended Sept 30,
                                                  ------------------------------
                                                       2001              2000
                                                  ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (2,614,896)  $    (655,805)
                                                  ---------------  -------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                           2,341          19,150
   Beneficial conversion                              1,029,466        (400,773)
   Non-cash compensation                                 83,135            -

 Changes in assets and liabilities:
  Prepaid expenses and other current assets            (178,913)           -
  Advance to officers                                   (19,325)        (52,600)
  Other assets                                           (6,200)           (500)
  Accounts payable and accrued expenses                 698,184          35,064
                                                  ---------------  -------------
                                                      1,608,688        (399,659)
                                                  ---------------  -------------

NET CASH USED IN OPERATING ACTIVITIES                (1,006,208)     (1,055,464)
                                                  ---------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                   (23,856)        (20,017)
                                                  ---------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                   (23,856)        (20,017)
                                                  ---------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) of notes payable                    (1,666)         88,727
 Proceeds from issuance of common stock                    -          1,314,164
 Decrease in common stock to be issued                     -           (100,000)
 Proceeds from convertible debentures                 1,050,000            -
                                                  ---------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             1,048,334       1,302,891
                                                  ---------------  -------------
INCREASE IN CASH                                         18,270         227,410

CASH - BEGINNING OF PERIOD                               16,547           1,932
                                                  ---------------  -------------
CASH - END OF PERIOD                            $        34,817   $     229,342
                                                  ===============  =============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  No cash payments were made for income taxes or interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Interest converted to note                     $        19,499   $        -
                                                  ===============  =============
 Conversion of Debentures                       $       336,516   $        -
                                                  ===============  =============



                 See notes to consolidated financial statements.

                            ICOA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Interim Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. ICOA, Inc. and Subsidiary (the "Company", believe that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompany consolidated financial statements should be read in conjunction with the Company's Form SB-2.


Note 2--Convertible Debentures

         During the quarter ended September 30, 2001, the Company converted $60,766 principal amount and $2,136 of accrued interest into 8,977,429 shares of the Company's common stock.

         In July 2001, the Company issued 9% Convertible Debentures ("Debentures") in the aggregate face amount of $250,000. The Debentures have a maturity date of July 26, 2003. The Debentures are convertible into shares of the Company's common stock at a conversion price for each share of common stock equal to 75% of the lowest bid price of the Company's common stock for the three consecutive trading days immediately preceding the date of receipt of a notice of conversion. The Debentures bear interest at the rate of 9% per annum, payable monthly in the form of additional shares of the Company's common stock. The Debentures were issued in reliance of the exemption from registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 504 of the Rules and Regulations promulgated by the Securities and Exchange Commission.

         The Company has recorded a beneficial conversion of $250,000 on the July 2001 debentures, which was charged to interest expense.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

ICOA, Inc. has deployed an Internet pay phone terminal network. The first terminals were deployed during the second quarter in San Francisco International Airport. In the third quarter of 2001, the Company experienced increasing utilization of the terminals installed in San Francisco International Airport, until the tragic events of September 11th. In the days after the attack, there was an initial increase in usage. The revenue on the terminals now appears to have stabilized at about 90% of its pre attack level. An additional 50 terminals are expected to be installed in Los Angeles International Airport during the fourth quarter of 2001. This installation, originally planned for the third quarter, was delayed due to the loss of the lease financing discussed below. The Company has engaged the Telweb(R) division of Schlumberger, to supply the terminals, and will contract with them to provide such technical assistance with the installations as may be necessary.

Subsequent to the end of the quarter, the Company negotiated contracts for paid content for the terminals in San Francisco. Revenue from these contracts should begin in the late fourth quarter.



Results of operations

Nine months ended September 30, 2001 as compared to nine months ended September 30, 2000


Revenue

The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The first of these terminals were activated in San Francisco International Airport in the Second Quarter. The Company generated $44,995 in revenue from these terminals year to date, with $37,666 occurring during the third quarter.


Cost of Services

Cost of Services consists primarily of:

|X|      Telecommunications Costs
|X|      Co-Location and Hosting Services
|X|      Site Commissions
|X|      Maintenance Fees


Selling, general and administrative expenses

General and administrative expenses consist primarily of:

o Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel

o Professional fees associated with deployment of our Internet Pay Phone Terminals, and completion of the registration process with the SEC

o Professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts o Commissions associated with securing the airport locations o Travel and entertainment o Facility and office-related costs such as rent, insurance, maintenance and telephone.

These costs increased 332% from $448,119 in 2000 to $1,490,141 in 2001.
Management expects general and administrative expenses in future periods to run at increased levels over year 2000 in support of the growth of the business.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable. Interest expense increased from $185,536 for the nine months ended September 30, 2000 to $1,107,666 for the nine months ended September 30, 2001. The increase is primarily attributable to the interest accrued on convertible notes, and the beneficial conversion terms of convertible notes charged to expense during 2001.

For the nine months ended September 30, 2001, the Company lost $2,614,896 as compared to a loss of $655,805 for the nine months ended September 30, 2000. The increased loss is mainly due to additional interest expense associated with our convertible equity notes, legal expense associated with additional SB-2 filings, payment of commissions in connection with securing the airport locations, and marketing and travel related to the execution of our business plan.

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


Liquidity and Capital Resources

Cash and cash equivalents were $34,817 and $229,342 at September 30, 2001 and September 30, 2000, respectively.

For the nine months ended September 30, 2001 the Company had a working capital deficit of $642,157. Capital expenditures amounted to $12,050.

During May, June and July 2001, the Company raised an aggregate of $933,500 (net of expenses) from a private placement of convertible debt.

On July 25, 2001, the Company received notice from World Capital, Inc. (Lessor), that they had decided not to fund the previously announced $1,600,000 equipment lease to finance 125 WebCenter3000(TM) terminal installations at San Francisco and Los Angeles International Airports. The Company has notified World Capital they are in violation of the equipment lease, and is aggressively pursuing legal action against both World Capital and the bank, which they represented as providing their credit facility. We cannot accurately predict the outcome of any potential legal action or other attempt to resolve the dispute, however, we hope to secure the funding of the equipment under favorable terms. In addition, we are seeking other potential sources of funding for the installation of our equipment.

During the second quarter, the investors in the convertible debentures converted approximately $275,750 of notes and received approximately 9.6 million shares.

During the third quarter, the investors in the convertible debentures converted approximately $60,766 of notes and received approximately 5.8 million shares. Subsequent to the quarter end, investors converted approximately $6,432 of notes and received approximately 1.6 million shares.

The investors have provided a Waiver of Default, and extended the filing deadline to January 30, 2002 for the SB-2 required under the July 26, 2001 Convertible Debenture.

The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

We believe that the $1,610,000 proceeds received this year from the convertible debt private placements, cash on hand, additional funding from our investors, and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the end of the fourth quarter, although we do not expect to generate positive cash flow from operations until at least late in the fourth quarter of 2001 or during the first quarter of 2002. We need to raise a minimum of $2,000,000 through public or private debt or sale of equity to produce additional working terminals, to continue expanding our communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals in strategic positions. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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

       Date:  November 14, 2001
                                                     ICOA, INC.

                                                     /s/ Erwin Vahlsing, Jr.
                                                     -----------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer