Form 10KSB
period 2001-12-31
ICOA INC
filed 2002-04-16
CIK 745084

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                           Commission file number [ ]

                                   ICOA, Inc.
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                     87-0403239
      (State or Other Jurisdiction of                    (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

                       111 Airport Road, Warwick, RI 02889
               (Address of Principal Executive Office) (Zip Code)

                                  401-739-9205
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant; 1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                              Yes  xx          No
                                                  ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $80,182

The number of shares of Common Stock held by non-affiliates*, as of April 11, 2002 was 54,983,373 shares (1), all of one class of common stock, $.0001 par value, having an aggregate market value of $483,854, based on the closing price of the Registrant's common stock of $.0088 on April 10, 2001 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 68,658,606 shares as of April 11, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

None excepting for the incorporation by reference of the Company's Form SB2 Registration Statement (under File Number 333-51028 as declared effective April 5, 2001, and File Number 333-61880 as declared effective June 22, 2001) and in particular those sections therein entitled "Risk Factors" (which is herewith incorporated by reference to Part I, Item 1, of this Form 10-KSB).

                                TABLE OF CONTENTS
                                                                          Page
                                                                         Number

PART I
ITEM 1.  DESCRIPTION OF BUSINESS............................................4
ITEM 2.  DESCRIPTION OF PROPERTIES..........................................9
ITEM 3.  LEGAL PROCEEDINGS..................................................9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........11
ITEM 7.  FINANCIAL STATEMENTS..............................................17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL MATTERS...............................17

PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................17
ITEM 10. EXECUTIVE COMPENSATION............................................18
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....22
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................24

PART IV
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K...........................................24

SIGNATURES.................................................................25

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

How our company is organized

     We were incorporated in Nevada in September, 1983 under the name Quintonix, Inc. In March, 1989 we changed our name to ICOA, Inc. On February 15, 1999 we created WebCenter Technologies, Inc., a Nevada corporation and our wholly-owned subsidiary.


Where you can find us

     We are located at 111 Airport Road, Warwick, RI 02889. Our telephone number is (401) 739-9205, our facsimile number is (401) 739-9215, our e-mail address is info@icoacorp.com, and our homepage on the world-wide web is at http://www.icoacorp.com.


About Our Company

     We have deployed an automated network of Internet pay phone terminals with video advertising displays, through our wholly owned subsidiary WebCenter Technologies, Inc. We have installed a managed network to provide telecommunications, business, and e-commerce services via these terminals. The services include communication services such as telephone, e-mail, and facsimile; and business services such as print; and e-commerce services, including advertising, shopping, and bill paying.

     We began operations in San Francisco International Airport effective June 1, 2001. We are receiving revenue from this operation which to date has not met our objectives. In December 2001, we acquired the kiosk division of Go Online Network. This acquisition provides significant locations outside of the airport market. During the first half of 2002, the Company will integrate these terminals into our network in order to enhance the services provided to these locations, and increase the revenue produced. The report of our auditors on our audited financial statements contains an explanatory paragraph, which raises substantial doubt about our ability to continue as a going concern. This going concern exception to the auditors' report highlights our need to actively pursue new debt and/or equity financing in order to continue operations and achieve our goals. If we do not acquire significant additional funding within the next 12 months, we may not achieve our current business strategy, which could force us to restructure or could result in our ceasing operations.

     We previously raised $1,710,000 in funding to maintain our current stage of development. The financing for the installation of our Network Operations Center, and the installation of 70 terminals in San Francisco International Airport, has been provided by the manufacturer under a "preferred supplier" agreement. We are in the process of seeking additional funding of $2,750,000 in the form of equity, leasing, or debt, for additional expansion, and the acquisition, networking, deployment, and marketing of additional terminals.

     We deployed our first 70 terminals in June 2001, and expect an additional deployment of 50 terminals will be completed during the second quarter of 2002. The $2,750,000 of additional funding we are seeking, will finance deployment of additional terminals during the next twelve months.

                            Our products and services

     We place, own, and operate terminals in strategic, high traffic areas, so we can reach consumers and earn revenue by offering services from the following three categories:

Telecommunications Services

o        Internet and e-mail access

o        Local and long distance phone calls

o        Laptop, palm and wireless connectivity fax
         - send and receive (real time or forward)

Business Services

o        Copy original documents (future service)

o Print (from laptop or other enabled portable device, documents, Internet pages, or e-mail attachments)

e-Commerce Services

o        Passive advertising from attract mode

o        Sponsorships of portal and directory services

o        Banner advertising

o        Click-through referrals for web site visits

o        Online retail sales

o        Bill payment

     We sell both telecommunication and business services directly to the consumer. We intend to introduce a passive advertising medium from which we expect to derive advertising revenues based on exposures.

     We package content with support from strategic partners, sponsors, service affiliates and third party content providers. Pages that we develop will enable us to earn additional revenue from special relationships for referral, click-through, transactional, and fulfillment activities, as well as provide additional screen space for advertisement placements.

     We are pursuing referral or affiliate programs from which we expect to earn substantial commissions for both delivering customers and managing transactions: such as providing reservations (airline, hotel, car rental, and restaurant), printing maps, and issuing tickets.

     As of the date of this filing, we have negotiated with various entities in connection with advertising on our terminals, and the providing of content for the users of our terminals, and have negotiated agreements with location providers that have sites that meet our traffic count criteria.

Our technology and network

     The design and installation of the 1st Phase of our automated network has been completed. We implemented the network simultaneously with deployment of the first 70 terminals at San Francisco International Airport. Our approach is to develop and have manufactured Internet pay phone terminals with full communications and multi-media capability. Very little in the way of application programming resides on the terminal. Our expectation is that this "thin client" concept will permit future growth of services and enhancement of offerings at minimal cost. These updates are distributed to the terminals from our network operations center.

     Using "shrink-wrap" software, we have customized our Internet pay phone terminals to include communications services such as: telephone, e-mail, and facsimile; business services such as: printing; and Internet-commerce services including: advertising, shopping, and bill paying. Our architecture has been designed to support features such as: audio and video; as well as future enhancements like voice recognition.

Our strategy

     Our deployment strategy is to capture priority placements: airports (especially in the pay phone banks), convention centers and the hotels that surround these venues. We are primarily targeting business travelers and "consumers on the go." Further deployment will target major retail locations and their affinity programs.
     Beyond the basic services contemplated, our strategy is to leverage these locations by publishing and packaging both local and national information as well as transactional services deemed useful to their targeted audiences. We expect that these e-commerce services will include affinity programs, pre-paid telephone service, travel arrangements (airline ticketing, hotel and rental car reservations, detailed maps, directories, etc.), shopping opportunities, bill paying, money transfer and other electronic banking activities, as well as universal messaging store and forward services.

Anticipated revenues and marketing

     We are in the deployment stage of our pay station terminal business and currently have little history with regard to revenues.

         We have developed a multi-faceted marketing plan to facilitate the following objectives:

o        acquire and retain strategic locations

o        forge synergy partnerships with suppliers and location hosts

o        attract and satisfy targeted users

o        stimulate repeat usage and loyalty

o        secure advertising and e-commerce sponsorship

o        promote specialized services and unique features

o        create industry awareness

     We acquire strategic locations for our pay station terminals through in-house sales and marketing efforts, and a network of independent contractors working on a commission basis. We currently have 2 employees involved in potential sales.

     Since we intend to own all of our terminals, our initial marketing strategy is focused on attracting potential users to try our services. Our initial efforts include attract mode advertising on the terminal housing and screens. This strategy focuses on catching the eye of the potential user and inviting the user to use the terminal through either a free service promotion, or value of the service. As more terminals are placed in locations, we hope to begin a print media advertising campaign designed to raise awareness of the services and the brand identity of the WebCenter3000(TM) terminal. These efforts will be in the region of the terminal locations until we have installed sufficient terminals to warrant a national advertising campaign.

Marketing to locations

     We are currently negotiating with various additional airports, convention centers, hotels and retail chains for placement of our terminals. As of the date of this filing we have not entered into any agreements with such entities beyond the first two airports and several hotel properties where pilot installations are being tested.

     As we secure each new airport or convention center, we concentrate local marketing efforts on the surrounding hotels. Concurrently, we will initiate placement campaigns to retail drug and food chains, as well as malls to provide hosting services for affinity programs and a complimentary e-commerce platform.

     We currently offer location hosts the option to create customized content and targeted presentations to reach their customers and enhance relationship marketing efforts.

Marketing to end-users

     Our approach to attracting new users and stimulating repeat business is to strategically locate the terminals in high traffic areas in front of captive audiences, and use the display screen to motivate usage by offering low-cost services and free incentives. Rewards for continued usage, sweepstakes, give-aways, coupons, discounted merchandise, free maps and concierge services (i.e. restaurant locations, reservations, etc.) are some of the strategies we may employ to attract and retain customers.

Advertising, publicity, trade shows and promotions

     We have developed a "marketing communications action plan" that identifies a combination of programs including a selective print advertising campaign, interviews and articles in key trade publications, and press management to deliver our message to prospects.

     We plan to exhibit at industry trade shows including those for airports, lodging, and convention industries. We also expect to develop and schedule promotional events for specific local markets to leverage ongoing installations.

Acquisition of Substantially all of the Assets of Go Online Networks

     On December 17, 2001, we acquired certain assets, specifically; the Internet Kiosks, operating and management systems and software for the Internet Kiosks, and the related location and placement agreements for the Internet Kiosks (the "Assets"), of the Kiosk Division of Go Online Networks Corporation ("GONT"). In consideration for the Assets, ICOA delivered a five-year warrant, exercisable for a nominal exercise price in whole or in part at any time after December 17, 2002 (the "Exercise Date"), for such number of shares ("Warrant Shares") of common stock, par value $.0001 per share, of ICOA ("Common Stock") as shall be determined by dividing $100,000 by seventy five percent (75%) of the average bid price per share of the Common Stock for the three trading days immediately preceding the Exercise Date. Neither the Warrant nor the Warrant Shares have been registered under the Securities Act of 1933, as amended, or any state securities law.

Employees

     The Company has 4 full time employees, and 1 part time employee. The Company believes that its relationship with employees is satisfactory. The Company has not suffered any labor problems during the last two years

Impact of Terrorist Attacks

     The terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. We are unable to predict whether the threat of terrorism or the response thereof will result in any long-term material effect on our business, results of operations, or financial condition. To the extent that such disruptions result in delays or cancellations of commercial aviation, or delay or cancellation of travel plans of the public at large, our business and results of operations could be adversely affected.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the information contained in this Form 10-KSB for the fiscal year ended December 31, 2001 including, without limitation, Item 1 "Description of Business" and Item 6 "Management's Discussion and Analysis or Plan of Operations". As well as information incorporated by reference from the Company's aforesaid Registration Statement.

Some of the statements in this Form 10-KSB are "forward-looking statements". These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth under "Risk Factors." The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect future events or developments.


ITEM 2.       DESCRIPTION OF PROPERTIES

     Our subsidiary, WebCenter Technologies, Inc., leases, on a month to month basis, approximately 3,200 square feet in a building located at 111 Airport Road, Warwick, RI 02889. This lease may be terminated by either the landlord or WebCenter with three months prior written notice. We share these premises with WebCenter.

     The Company leases, on an annual basis, a condominium at 3 Arbor Drive, Providence, RI 02908. This condominium is for use of traveling executives.


ITEM 3.       LEGAL PROCEEDINGS

Legal Proceedings

1)   Dispute with Fernando L. Sabino

     Fernando L. Sabino filed a complaint against us and George Strouthopoulos, our Chief Executive Officer, alleging that we failed to redeem 200,000 shares of our common stock pursuant to a stock purchase agreement between him and us dated June 24, 1997. In October, 1999, judgment was entered against us with fees totaling $58,300. In October 2000, we entered into a settlement agreement with Mr. Sabino which includes the following terms: we would pay Mr. Sabino $5,000 per month, commencing October 2000 through August 2001, and we would pay a final payment of $3,300 on September 2001; Mr. Sabino has agreed to stay execution on the judgment until the settlement is fully repaid or credited from Mr. Sabino's sale, if any should occur, of the shares of our common stock which are the subject of the claim.

2)   Dispute with World Capital, Inc.

     On January 25, 2002, a legal proceeding was commenced by ICOA, Inc., against World Capital, Inc., a leasing company with which the Company had a contract to finance certain equipment purchases.

     On June 15, 2001, ICOA, Inc. signed a lease agreement with World Capital, Inc. and made payment of $178,641.49 representing the first and last two months lease payments. On July 25, 2001 World Capital, Inc., gave notice to ICOA of its intention not to fund the equipment lease. We have filed suit in US District Court for the Eastern District of Pennsylvania seeking recovery of the payment, accrued interest, and damages caused by the failure to fund.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the OTC Bulletin Board under the symbol "ICOA". We were previously listed on the OTC Bulletin Board and were delisted on November 18, 1999 after failing to file reports required under the Securities Act of 1934. We traded on the "Pink Sheets" which is a quotation service operated by the National Quotation Bureau, LLC, a paper quotation medium printed weekly and distributed to brokers/dealers until May 15, 2001 when we were re-listed to the OTC Bulletin Board. The "Pink Sheets" does not impose listing standards or requirements, does not provide automatic trade executions, and does not maintain relationships with quoted issuers. Issuers whose securities are quoted on the "Pink Sheets" may experience a loss of market makers, a lack of readily available "bid" and "asked" prices for their securities, a greater spread between the "bid" and "asked" price for their securities, and a general loss of liquidity in their securities.

     As of April 11, 2002, we had 68,658,606 shares of common stock outstanding held by 761 stockholders of record.

     The following table sets forth the range of high and low bid prices of our common stock for the fiscal quarters of 2000, 2001 and for the fiscal quarter ended March 31, 2002. The quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The source for these quotations is S & P Comstock on WallStreetCity(R).com by Telescan, Inc, and CBS Marketwatch.


    Year         Quarter          High          Low
---------- ----------------- -------------  --------------
    2002            1             .0210         .0030
---------- ----------------- -------------  --------------
    2001            4             .0088         .0030
                    3             .0270         .0075
                    2             .1050         .0210
                    1             .1200         .0460
---------- ----------------- ------------- ---------------
    2000            4             .145          .050
                    3             .190          .060
                    2             .190          .050
                    1             .200          .040
---------- ----------------- ------------- ---------------

DIVIDENDS

     We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-KSB.


GENERAL

     ICOA, Inc. has deployed an Internet pay phone terminal network. The first terminals were deployed during the second quarter in San Francisco International Airport. In the third quarter of 2001, the Company experienced increasing utilization of the terminals installed in San Francisco International Airport, until the tragic events of September 11th. In the days after the attack, there was an initial increase in usage. The revenue on the terminals now appears to have stabilized at about 85% of its pre attack level. An additional 50 terminals are expected to be installed in Los Angeles International Airport during the second quarter of 2002. This installation, originally planned for the third or fourth quarter of 2001, was delayed due to the loss of the lease financing discussed below. The Company has developed a "strategic partner" relationship with SchlumbergerSema, to supply the terminals, and to provide such technical assistance with the installations as may be necessary.

     In the fourth quarter of 2001, the Company negotiated contracts for paid content for the terminals in San Francisco. Execution of these contracts began in the first quarter of 2002.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

     The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The first of these terminals were activated in San Francisco International Airport in the Second Quarter of 2001. The Company generated $80,182 in revenue from these terminals for the year ended December 31, 2001 versus $0 in revenue for the year ended December 31, 2000.

Cost of Services
      Cost of Services consists primarily of:
         Telecommunications Costs
         Co-Location and Hosting Services
         Site Commissions
         Maintenance Fees

The Gross Profit for the year ended December 31, 2001 was negative due to the delay in installing terminals in Los Angeles International Airport. This delay was caused by a combination of the loss of the lease funding, and additional delays due to the events of September 11, 2001. We incurred costs for installation of telecom circuits, as well as the capacity built into our Network Operations Center which is capable of managing a larger network. We expect that as additional terminals are deployed that the gross profit will become increasingly positive.


Selling, general and administrative expenses
         General and administrative expenses consist primarily of:

Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel Professional fees associated with deployment of our Internet Pay Phone Terminals, and completion of the registration process with the SEC Professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts Commissions associated with securing the airport locations Travel and entertainment Facility and office-related costs such as rent, insurance, maintenance and telephone.

     These costs  increased  79% from  $775,574 in 2000 to  $1,390,599  in 2001.
Management expects general and administrative expenses in future periods to run at increased levels over year 2001 in support of the growth of the business.

DEPRECIATION

     Depreciation expense for the year ended December 31, 2001 was $130,027. This increased by approximately $129,000 over the previous year, and is due to the deployment of terminals and the Network Operations Center during the year.

INTEREST EXPENSE

     Interest expense consists of interest accrued on loans and convertible notes payable. Interest expense increased from $563,477 for the year ended December 31, 2000 to $902,115 for the year ended December 31, 2001. The increase is primarily attributable to the interest accrued on convertible notes, and the beneficial conversion terms of convertible notes charged to expense during 2001.

NET LOSS

     For the year ended December 31, 2001, the Company lost $2,563,054 as compared to a loss of $1,340,655 for the year ended December 31, 2000. The increased loss is mainly due to additional interest expense associated with our convertible equity notes, legal expense associated with additional SB-2 filings, payment of commissions in connection with securing the airport locations, and marketing and travel related to the execution of our business plan.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $20,467 at December 31, 2001.

     For the year ended December 31, 2001 the Company had a working capital deficit of $971,240. Capital expenditures amounted to $1,153,870.

     During May, June, July and December 2001, the Company raised an aggregate of $1,070,111 (net of expenses) from a private placement of convertible debt.

     On July 25, 2001, the Company received notice from World Capital, Inc. (Lessor), that they had decided not to fund the previously announced $1,600,000 equipment lease to finance 125 WebCenter3000(TM) terminal installations at San Francisco and Los Angeles International Airports. The Company has notified World Capital they are in violation of the equipment lease, and is aggressively pursuing legal action against both World Capital and the bank, which they represented as providing their credit facility (see ITEM 3 "LEGAL PROCEEDINGS"). We cannot accurately predict the outcome of any potential legal action or other attempt to resolve the dispute; however, we hope to secure the funding of the equipment under favorable terms. In addition, we are seeking other potential sources of funding for the installation of our equipment.

     During the second quarter, the investors in the convertible debentures converted approximately $275,750 of notes and received approximately 8.8 million shares.

     During the third quarter, the investors in the convertible debentures converted approximately $60,766 of notes and received approximately 5.8 million shares.

     During the fourth quarter, the investors in the convertible debentures converted approximately $11,130 of notes and received approximately 3.8 million shares.

     Subsequent to the end of the year, investors converted approximately $13,313 of notes and received approximately 6.8 million shares.

     The investors have provided a Waiver of Default, and extended the filing deadline to June 30, 2002, for the SB-2 required under the July 26, 2001 Convertible Debenture.

     The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

     The Company anticipates that its use of cash will remain substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the planned deployment of additional terminals in the coming year. We believe that the $1,210,000 proceeds received in 2001 from the convertible debt private placements, cash on hand, additional funding from our investors, and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the second quarter of 2002, although we do not expect to generate positive cash flow from operations until at least the second or third quarter of 2002. We need to raise a minimum of $2,750,000 through public or private debt or sale of equity to produce additional working terminals, to continue expanding our communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals in strategic positions. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to our interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

     The report of our independent auditors on our financial statements for the years ended December 31, 2001 and 2000 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

     The agreements and instruments relating to the rights and obligations of the securities issued in the May 2001, June 2001 and July 2001 offerings are outlined below. The May and June 2001 offerings are filed as exhibits to their respective registration statements. We urge you to read them in their entirety.

     On February 7, 2001, we exercised our rights under the terms of a subscription agreement between us and the investor to put a 9% convertible note with a face value of $60,000.

     On May 14, 2001, under the terms of a subscription agreement between us and the investor we sold a 9% convertible note with a face value of $400,000.

     On June 13, 2001, under the terms of a subscription agreement between us and the investor we sold a second 9% convertible note with a face value of $400,000.

     On July 26, 2001, under the terms of a subscription agreement between us and the investor we sold a second 9% convertible note with a face value of $250,000.

The terms of the notes include:

o        maturity date of two years from the date of issuance;

o conversion price of the note in the principal amount of $400,000 and $250,000 is the lower of:

o $.048 in the case of the May 2001 note, $.025 in the case of the June 2001 note, $.0157 in the case of the July 2001 note, or

o 70% of the average of the three lowest closing bid prices for our common stock for the 60 trading days preceding the conversion date;

o as of April 11, 2002, the conversion price for the May, June and July 2001 notes was $0.0028, which prices are below the market price of our common stock;

o        interest is payable on the notes at an annual rate of 9%;
         however, if we do not pay the principal or interest on the notes within 10 days of such amount becoming due, the interest rate will increase from 9% to 15%;

o the note holder has the right to convert the interest due under the notes into shares of our common stock;

o if we are unable to issue the shares of common stock within five business days of when a note is convertible, then we must pay a late fee of $100 per business day after the date when the converted note shares were required to have been issued, for each $10,000 in principal amount of the note being converted and, at the note holder's election, we must also pay to the note holder a sum of money determined by multiplying the principal of the notes not convertible as a result of such failure by 130%, together with accrued but unpaid interest on the notes; for example, if we do not issue shares of common stock, in a timely manner, upon a full conversion of the remaining $980,000 of notes, we could be required to pay a penalty of $1,274,000 , in the aggregate;

o if we do not deliver the shares of common stock to the holder upon a note holder's conversion of a note, the note holder may purchase such number of shares in the open market, or otherwise, in order to satisfy a sale by the note holder; we will then be required to pay to the note holder the amount in cash by which the note holder's total purchase price of the shares exceeds the aggregate principal amount of the note, plus interest; for example, if the note holder purchases shares having a purchase price of $11,000 to cover shares to be sold with respect to an attempted conversion of $10,000 of principal and/or interest, we will be required to pay the note holder $1,000 plus interest;

o we may not refuse to honor a conversion of a note holder on the grounds that the note holder, or its affiliates or associates, violated the law, unless a court order preventing the conversion has been obtained, and we have posted a surety bond for the benefit of the note holder in the amount of 130% of the amount of the note;

o we may not pay off a note prior to the maturity date without the consent of the note holder;

o the notes have adjustment provisions for standard dilution events including stock splits, stock dividends and similar transactions;

o all principal and interest due on the outstanding May 2001 note become immediately due and payable on May 14, 2003, or earlier in the event of a default;

o all principal and interest due on the outstanding June 2001 note become immediately due and payable on June 13, 2003, or earlier in the event of a default.

o all principal and interest due on the outstanding July 2001 note become immediately due and payable on July 26, 2003, or earlier in the event of a default.

Events of default include:

o the registration statement, is not declared effective on or before August 20, 2001;

o a breach by us of any material covenant or term or condition of the notes;

o a breach by us of any material representation or warranty made in the subscription agreements, or in any agreements made in connection therewith;
o we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;

o any form of bankruptcy or insolvency proceeding is instituted by or against us; and

o our common stock is delisted from, or we do not comply with the conditions for listing on, a principal market.

ITEM 7.  FINANCIAL STATEMENTS

                           ICOA, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                 PAGE
                                                                NUMBER


    Independent Auditors' Report                                  F-2

    Consolidated Financial Statements:

        Balance Sheets                                            F-3

        Statements of Operations                                  F-4

        Statements of Stockholders' Deficit                       F-5

        Statements of Cash Flows                                  F-6

        Notes to Financial Statements                           F7 - F14

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
ICOA, Inc. and Subsidiaries
Warwick, Rhode Island

     We have audited the accompanying consolidated balance sheets of ICOA, Inc. and Subsidiaries as of December 31, 2001 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOA, Inc. and Subsidiaries as of December 31, 2001and 2000 the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $2,563,054 and $1,340,655 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company had a working capital deficiency of $971,097 at December 31, 2001. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in note 2 to the financial statements. The accompanying financial Statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                               /s/ Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants
New York, New York
April 12, 2002

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001



                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $            20,467
     Prepaid expenses and other current assets                           81,674
     Advance to officer                                                 146,856
                                                              ------------------
        TOTAL CURRENT ASSETS                                            248,997

EQUIPMENT, net                                                        1,163,963

OTHER ASSETS:
     Advance to affiliates                                                2,400
     Deferred finance costs                                             149,917
     Deposits                                                             7,725
                                                              ------------------
        TOTAL OTHER ASSETS                                              160,042
                                                              ------------------
                                                            $         1,573,002
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $           817,764
     Notes payable                                                      402,473
                                                              ------------------
        TOTAL CURRENT LIABILITIES                                     1,220,237

CONVERTIBLE DEBENTURES                                                1,262,334

DUE TO EQUIPMENT VENDOR                                               1,190,480

OTHER LONG-TERM DEBT                                                     23,432

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value;
      authorized shares - 150,000,000 shares;
      63,452,302 shares issued and outstanding                            6,345
     Additional paid-in capital                                       5,758,464
     Accumulated deficit                                             (7,888,290)
                                                              ------------------
        TOTAL STOCKHOLDERS' DEFICIT                                  (2,123,481)
                                                              ------------------
                                                            $         1,573,002
                                                              ==================





                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                       Years Ended December 31,
                             -----------------------------------------------
                                      2001                     2000
                             -----------------------    --------------------

REVENUES                  $                  80,182   $                   -

COST OF SERVICES                            112,345                       -
                             -----------------------    --------------------
 GROSS PROFIT                               (32,163)                      -

OPERATING EXPENSES:
 Selling, general and
  administrative                          1,498,749                 775,574
 Depreciation                               130,027                   1,604
                             -----------------------    --------------------
  TOTAL OPERATING EXPENSES                1,628,776                 777,178
                             -----------------------    --------------------

OPERATING LOSS                           (1,660,939)               (777,178)

INTEREST EXPENSE                           (902,115)               (563,477)
                             -----------------------    --------------------

NET LOSS                  $              (2,563,054)  $          (1,340,655)
                             =======================    ====================

BASIC AND DILUTED NET
 LOSS PER SHARE           $                   (0.05)  $               (0.04)
                             =======================    ====================

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
  Basic and Diluted                       51,648,842              38,259,796
                             =======================    ====================

..

                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                               Common Stock               Additional                            Total
                                            ($.0001 par value)             Paid-In         Accumulated      Stockholders'
                                      ------------------------------
                                           Shares           Amount         Capital           Deficit           Deficit
                                      ------------------------------    --------------   ----------------  ----------------


    Balance, January 1, 2000               32,475,000  $      3,247  $      3,603,114  $      (3,984,583) $       (378,222)

       Issuance of stock for:                                                                          -
            Conversion of debentures        6,305,606           631           304,230                  -           304,861
            Cash                              500,000            50            49,850                  -            49,900
            Cash received in 1999           1,000,000           100           100,000                  -           100,100
       Beneficial conversion                        -             -           518,431                  -           518,431
       Net loss                                     -             -                -          (1,340,655)       (1,340,655)
                                      ----------------    ----------    --------------   ----------------  ----------------

    Balance, December 31, 2000             40,280,606  $      4,028  $      4,575,625  $      (5,325,238) $       (745,585)

       Issuance of stock for:
            Conversion of debentures       17,519,046         1,752           346,368                  -           348,120
            Interest                          917,016            92            20,196                  -            20,288
            Cash                              500,000            50                 -                  -                50
            Compensation                    3,996,208           400            87,235                  -            87,635
            Other                             239,426            24               (24)                 -                 -
       Issuance of stock options
        for services                                -             -           108,150                  -           108,150
       Beneficial conversion                        -             -           620,915                  -           620,915
       Net loss                                     -             -                -          (2,563,054)       (2,454,904)
                                      ----------------    ----------    --------------   ----------------  ----------------

    Balance, December 31, 2001             63,452,302  $      6,345  $      5,758,464  $      (7,888,290) $     (2,123,481)
                                      ================    ==========    ==============   ================  ================




                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Years Ended December 31,
                                            ------------------------------------
                                                   2001                2000
                                            -----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $       (2,563,054)  $     (1,340,655)
                                            -----------------    ---------------
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation                                      130,027              1,604
   Amortization of deferred financing cost            60,000                  -
   Beneficial conversion                             620,915            518,431
   Stock issued for services                          87,635                  -
   Stock issued for interest expense                       -             26,400
   Stock options issued for services                 108,150                  -

 Changes in assets and liabilities:
  Prepaid expenses                                   (81,674)                 -
  Advance to officers                                      -            (65,857)
  Other assets                                        (6,347)            (1,400)
  Accounts payable and accrued expenses              697,560             81,205
                                            -----------------    ---------------
Net cash used in operating activities               (946,787)          (780,272)
                                            -----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of equipment                            (69,985)            (2,073)
                                            -----------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                (69,985)            (2,073)
                                            -----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                   50            454,860
 Decrease in common stock to be issued                     -           (100,000)
 Increase in deferred financing costs               (209,917)                 -
 Repayment of notes                                        -            (31,500)
 Proceeds from convertible debentures              1,110,000            500,000
 Proceeds from notes                                 120,559                  -
 Settlement of loans payable                               -            (26,400)
                                            -----------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          1,020,692            796,960
                                            -----------------    ---------------

INCREASE IN CASH                                       3,920             14,615

CASH - BEGINNING OF YEAR                              16,547              1,932
                                            -----------------    ---------------

CASH - END OF YEAR                        $           20,467   $         16,547
                                            =================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  No cash payments were made for
  income taxes or interest during
  each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of stock to
  settle notes payable                    $                -   $         65,000
                                            =================    ===============
 Acquisition of equipment for note        $        1,213,912   $              -
                                            =================    ===============
 Conversion of debentures and
  interest into stock                     $          368,408   $              -
                                            =================    ===============







                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.   THE COMPANY

     ICOA, Inc. ("ICOA" or the "Company"), formerly known as Quintonix, Inc., was organized in September 1983 to develop and sell credit card-operated fax machines. The Company discontinued such operations in 1993 and remained inactive through 1998. Development stage started on January 1, 1998.

     In March 1999, the Company organized Webcenter Technologies, Inc. ("WTI"), a wholly owned subsidiary, for the purpose of developing "Webcenter 3000 Pay Station Terminal", a multi-functional public access terminal thereby facilitating electronic commerce transactions through the Internet.

2.   GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $2,454,904 and $1,340,655 for the year's ended December 31, 2001 and 2000, respectively. Additionally, the Company had a working capital deficiency of $971,097 at December 31, 2001. These conditions raised substantial doubts about the Company's ability to continue as a going concern.

     Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability; however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

     Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Fair Value of Financial Instruments - The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

     Deferred Financing costs - The Company amortizes deferred financing costs over the life of the notes.

     New Accounting Pronouncement - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FASB") No. 141, Business Combinations, which supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, but be tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of intangible assets with finite lives be no longer limited for forty years. The provisions of SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, accept for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS No. 143 on it's results of operations and financial position.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be
     Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in the Opinion). This Statement also amends Accounting Research bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2002, and interim periods within those fiscal years.

     Management has evaluated SFAS No. 141, 142, 143 and 144 and has determined that there will not be a significant impact on the Company's operating results.

     Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided by the straight - line method over the estimated useful lives of the related assets, which is estimated to be five years.

     Research and Development - Research and development costs are charged to expense as incurred.

     Loss per Common Share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

     Stock - Based Compensation - The Company uses SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Revenue Recognition - Revenue generated for kiosk terminals is recognized at the time the terminals are used.

4.  NOTES PAYABLE

     Notes payable consists of the following:

      Notes payable - various individuals, due on demand,
       interest at 0% - 9% per annum                          $    302,473

      Note payable - Due June 30, 2002 interest at 8% per          100,000
        annum
                                                               ------------

                                                              $    402,473
                                                               ============

5.   RELATED PARTY TRANSACTIONS

     As of December 31, 2001, the Company was owed $146,856 by the President of the Company for personal unsecured loans. The loans are non-interest bearing and payable on demand.

6.   INCOME TAXES

     At December 31, 2001, the Company had a net operating loss carryover of approximately $6,000,000 available as offsets against future taxable income, if any, which expire at various dates through 2015. The Company has a deferred tax asset of $2,100,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset. The difference between the recorded income tax benefits and the computed tax benefits using a 35 percent effective tax rate is as follows:

                                                           Year Ended December 31
                                                    ---------------------------------------
                                                          2001                  2000
                                                    -----------------     -----------------
      Computed expected income tax (benefit)     $          (857,000)  $          (469,000)
      Permanent differences                                  310,000               175,000
      Benefits not recorded                                  547,000               294,000
                                                    -----------------     -----------------
                                                 $          -          $          -
                                                    =================     =================

                                      F-10

7.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following as of December 31, 2001:

               Office equipment                       $             20,185
               Software                                            174,237
               Computer kiosk equipment                          1,102,776
                                                          -----------------
                                                                 1,297,198
               Less accumulated depreciation                       133,235
                                                          -----------------
                                                      $          1,163,963
                                                          =================

8.   STOCKHOLDERS' DEFICIT

     In August 2000, the number of authorized shares changed to 150,000,000 shares of nonassesable voting common stock having a par value of $.0001 per share. All share information presented in the financial statements has been restated retroactively.

     In 2001, the Company converted $348,120 principal amount and $20,288 of accrued interest into 18,436,062 shares of the Company's common stock.

     The Company issues stock compensation for services, valuing such issued premised upon fair market value of the stock or the services, whichever is more clearly determinable. During the year ended December 31, 2001, the Company issued an aggregate of 3,996,208 shares of common stock to various consultants, in consideration of services rendered to the Company

9.   CONVERTIBLE DEBENTURES

     In March and June 2000, the Company issued 8% Series Convertible Debentures ("Debentures") in the aggregate face amount of received gross proceeds of $305,000. During 2000, the Debentures were converted into an aggregate 6,305,000 shares of the Company's common stock. The Company has recorded a beneficial conversion of $106,167 on the March and June 2000 debentures which was charged to interest expense.

     On August 28, 2000, the Company, under the terms of subscription agreements, sold $500,000 in 9% convertible notes and agreed to issue warrants on conversion of the notes for the purchase of the Company's common stock equal to 12% of the number of shares issued on conversion of the notes. This agreement places certain restrictions on the Company's ability to issue any equity, convertible debt or other securities until 180 days after an effective registration statement. The notes mature August 28, 2003 and are convertible into common at the lower of $0.04933 per share or 70% of the average of the three lowest closing bid prices for the Company's common stock for the 60 trading days preceding the conversion date. The warrants, when issued, are exercisable at $0.07 per share. The Company has recorded a beneficial conversion of $412,224 on this loan which was charged to interest expense. During the year ended December 31, 2001, $291,610 of the notes and $18,899 of accrued interest were converted into 10,345,209 of common stock.

     During February through July 2001, the Company issued 9% Convertible Notes ("Notes") in the aggregate face amount of $1,110,000 and agreed to issue warrants on conversion of the notes for the purchase of the Company's common stock equal to 12% of the number of shares issued on conversion of the notes. This agreement places certain restrictions on the Company's ability to issue any equity, convertible debt or securities until 180 days after an effective registration statement. The warrants, when issued, are exercisable at prices ranging from $0.0192 to $0.07 per share. The notes have a maturity date of two years from the date of issuance. The notes are convertible into the Company's common stock at a conversion price for each share at the lower of $0.048 in the case of the May 2001 note, $0.025 in the case of the June 2001 note, $0.0157 in the case of the July 2001 note or 70% of the average of the three lowest closing bid prices for the Company's common stock for the 60 trading days preceding the conversion date. The Company has recorded a beneficial conversion of $514,000 on this loan which was charged to interest expense. During the year ended December 31, 2001 $56,561 of notes and $4,399 of accrued interest were converted into 8,090,853 of common stock.

10.  DUE TO EQUIPMENT VENDOR

     In July 2001, the Company was notified that the lease company providing funding for its equipment and installation, refused to fund. The manufacturer, SchlumbergerSema, offered to convert the costs incurred to date, the remaining balance of equipment ready for installation, and accrued interest on the note. This note will accrue interest at 12% per annum through May 31, 2002, rolling the accrued interest into the balance. Beginning June 2002, and continuing for the next 6 months, monthly payments of interest at 12% per annum are required on the balance, and thereafter, through month 12, the monthly payment of interest will increase to 18% per annum on the outstanding balance. The principal of the note is due and payable May 31, 2003. The aggregate face amount of the note including interest is $1,190,480.

11.  STOCK OPTIONS AND WARRANTS

     On November 1, 2000 the Company established the 2000 stock option plan ("Plan"). Options granted under the plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors and consultants of ICOA (and our affiliated corporations) who are expected to contribute to future growth and success are eligible to participate in the plan. However, incentive stock options may only be granted to persons who are employees of ICOA or certain affiliates on the date of grant.

     The total number of shares of common stock for which options may be granted under the plan may not exceed 7,500,000, subject to possible adjustment in the future, including adjustments in the event of a recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction affecting our common stock. Any shares of common stock subject to any option which for any reason expires, is canceled or is terminated unexercised will again become available for granting of options under the plan. None of our employees may be granted options individually with respect to more than 2,000,000 shares of common stock during any calendar year.

     The plan will be administered by a committee of the board of directors of not less than two directors, each of whom must be a "Non-Employee Director" within the meaning of regulations promulgated by the Securities and Exchange Commission and an "Outside Director," within the meaning of regulations promulgated by the U.S. Department of the Treasury. The stock option plan committee has the authority under the plan to determine the terms of options granted under the plan, including, among other things, the individuals who will receive options, the times when they will receive them, whether an incentive stock option and/or non-qualified option will be granted, the number of shares to be subject to each option, the date or dates each option will become exercisable (including whether an option will become exercisable upon certain reorganizations, mergers, sales and similar transactions involving ICOA), and the date or dates upon which each option will expire. The stock option plan committee has the authority, subject to the provisions of the plan, to construe the terms of option agreements and the plan; to prescribe, amend and rescind rules and regulations relating to the plan; and to make all other determinations in the judgment of the stock option plan committee necessary or desirable for the administration of the plan.

     Exercise price

     The exercise price of options granted under the plan is determined by the stock option plan committee, but in the case of an incentive stock option may not be less than:

     o 100% of the fair market value of the common stock on the date the incentive stock option is granted; and

     o 110% of such fair market value in the case of incentive stock options granted to an optionee who owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of stock of ICOA.

     The exercise price is payable by delivery of cash or a check to the order of ICOA in an amount equal to the exercise price of such options, or by any other means (including, without limitation, cashless exercise) which the board of directors determines are consistent with the purpose of the plan and with applicable laws and regulations.

     As of December 31, 2001 4,496,208 options had been granted under the plan for consulting and other services. The options were recorded as consulting expense in 2001 by using the Black-Scholes options pricing model (see below).

     In 2001, the Company granted 9,490,404 common stock purchase warrants in connection with its financings. The warrants are exercisable at prices ranging from $.50 to $1.50 per share. The total value of the warrants was $106,915 of which $46,915 was recorded as interest and $60,000 was recorded as deferred financing costs.

     The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options and warrants. The per-share weighted average fair value of stock options and warrants granted during 2001 was $0.11 on the date of grant using the Black-Scholes pricing model and the following assumptions:


                Expected dividend yield                0%
                Risk-free interest rate                4.5 - 5%
                Annualized volatility                  105%
                Expected life, in years                5

     Stock option and warrant activity for the year ended December 31, 2001 is summarized as follows:

                                                         Number of shares         Weighted average
                                                                                   exercise price
                                                         ------------------    -----------------------
           Outstanding at December 31, 2000                      -          $            -
           Granted - warrants                                    9,490,404           .01 - .07
           Granted - options                                     4,496,208               .0001
           Exercised                                             -                       -
                                                         ------------------    -----------------------
           Outstanding at December 31, 2001                     13,986,612  $      .0001 - .07
                                                         ==================    =======================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

                  None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


          The following table sets forth information about our executive officers and directors.

Name                                     Age        Position
George Strouthopoulos                    60         Chief Executive Officer,
                                                    President and Director
Erwin Vahlsing, Jr.                      46         Chief Financial Officer,
                                                    Treasurer, Secretary and
                                                    Director
William P. Lord                          44         President, WebCenter
                                                    Technologies Inc.
Thomas Cannon                            40         Vice President Technology,
                                                    WebCenter Technologies, Inc.

          George Strouthopoulos is our Chief Executive Officer and President. Mr. Strouthopoulos was appointed to our Board of Directors in 1991. He has served as our Chief Executive Officer and President since his appointment in 1991. From 1990 to 1997, Mr. Strouthopoulos was President of GoFax, Inc., our former subsidiary. Mr. Strouthopoulos had been a full time, unpaid employee of the company until September 2000, at which time he began to receive compensation.

          Erwin Vahlsing, Jr., is our Chief Financial Officer, Treasurer and Secretary. Mr. Vahlsing was appointed to our Board of Directors in February of 1999. Mr. Vahlsing has served as our Chief Financial Officer and Treasurer since his appointment in April of 1999 and has served as our Secretary since his appointment in November of 2000. Since April 1999 Mr. Vahlsing has been a part-time consultant to the company. Since January 2000, Mr. Vahlsing has been a Senior Partner in the management consulting firm of Carter and Vahlsing, CPA. From 1998 to January 2000, Mr. Vahlsing was General Manager of Connect Teleservices, LLC, a telemarketing company. From 1996 to 1998, Mr. Vahlsing served as Senior Financial Analyst for Monarch Industries, an architectural woodworking firm. During 1995, Mr. Vahlsing owned Ocean State Financial Consulting, a financial consulting business. Mr. Vahlsing received his degree in Accounting from the University of Connecticut, and an Masters in Business Administration from the University of Rhode Island.

          William P. Lord is President of WebCenter Technologies, Inc., our wholly-owned subsidiary. He has served as President since his appointment in June 1999. Mr. Lord began as a consultant to the company in April 1999 and became a full time employee in September 2000. From September 1997 until April 1999, Mr. Lord served as Vice President of Strategic Marketing & Corporate Communications for U.S. Digital Communications, a distributor of mobile satellite communications solutions such as Iridium, INMARSAT and MSAT. From 1987 to 1997, Mr. Lord was the President of Lord Enterprises, Inc., a management and marketing consulting company.

          Thomas Cannon is Vice President of Technology of WebCenter Technologies, Inc., our wholly owned subsidiary. Mr. Cannon was previously a consultant to the company on manufacturing and technology matters for 7 years. In this capacity, he was lead engineer in the development of a public access PayFax machine for British Telecom. From 1985 to 2000, Mr. Cannon held various engineering management and product development positions with GTECH Corp., successfully deploying 2 new major product lines consisting of over 260,000 lottery POS terminals worldwide. Responsibilities for development team included: scheduling, critical path diagnosis, budget development and reporting, resource assignment and allocation, system architecture and design, RFI/RFP/RFQ review and proposal generation, OEM negotiations and management, and management review and presentation. Mr. Cannon holds a Bachelors Degree in Electrical Engineering from the University of Rhode Island.

Board of directors

          Our board currently consists of two directors with one vacancy. Prior to February 1999 our board consisted of George Strouthopoulos and Gary Finck. In February 1999, Messrs. Strouthopoulos and Finck appointed Erwin Vahlsing Jr. and Robert Galbreath to our board. Mr. Finck died in April 1999 and Mr. Galbreath resigned from our board in December 1999.

Board committees

         The board of directors has established no committees.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth information concerning annual and long-term compensation, for the 2001 fiscal year, for our Chief Executive Officer and for each of our other executive officers whose compensation on an annualized basis exceeded $100,000 during fiscal 2001.


                          Summary compensation table

                                             Annual Compensation                     Long-term Compensation
                                                                                  Restricted      Securities
Name and Principal            Fiscal                             Other Annual       Stock         Underlying      All Other
Position                      Year       Salary      Bonus      Compensation(1)     Awards (2)     Options     Compensation
-----------------             ---     ---------      -----     ----------------- --------------   ---------      ---------

George Strouthopoulos         2001     $105,000      $ 0       $         0            0              0           $ 0 (4)
Chief Executive Officer,      2000      $35,000(3)     0                 0            0              0             0 (4)
Chairman of the Board of
Directors

Erwin Vahlsing, Jr.           2001       82,000        0                 0            0              0             0 (4)
Chief Financial Officer,      2000            0        0            33,000(5)         0              0             0 (4)
Treasurer, Secretary, and
Director

William P. Lord               2001      110,000        0                 0            0              0             0 (4)
President of WebCenter        2000       41,000(6)     0            79,900            0              0             0 (4)
Technologies, Inc.

Thomas P. Cannon              2001       41,000        0                 0            0              0             0 (4)
Vice President of
Technology of
WebCenter
Technologies, Inc.

-----------------------

(1)  Compensation for part-time consulting services

(2) The named executive officers did not receive any long term incentive plan payouts in 2000 or 2001.

(3) Mr. Strouthopoulos commenced the right to receive his salary in September 2000.

(4) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the named executive officers.

(5) See "Certain Relationships and Related Transactions" relating to Mr. Vahlsing's consulting arrangement with us.

(6) Mr. Lord commenced the right to receive his salary in September 2000. Prior to September 2000, Mr. Lord received compensation from us as a consultant. See "Certain Relationships and Related Transactions".

Stock options

          No executive officer held stock options during the 2001 or 2000 fiscal years.

                             2000 stock option plan

          Our stock option plan was adopted by our board of directors on November 1, 2000. The plan will be submitted for the approval of our stockholders at the next annual meeting of stockholders. Options granted under the plan may include those qualified as incentive stock options under
     Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors and consultants of ICOA (and our affiliated corporations) who are expected to contribute to our future growth and success are eligible to participate in the plan. However, incentive stock options may only be granted to persons who are employees of ICOA or certain of our affiliates on the date of grant. As of April 11, 2001 4,496,208 options had been granted under the plan.

          The following summary of the plan is qualified in its entirety by reference to the text of the plan, a copy of which is filed as an exhibit to the registration statement on Form SB-2 dated November 30, 2000.

 Types of grants and awards

          The plan permits the grant of options which are intended to either be "incentive stock options" within the meaning of Section 422 of the Code, or "non-qualified stock options", which do not meet the requirements of
     Section 422 of the Code.

 Eligibility

          All employees (including officers), directors and consultants of ICOA and our affiliated corporations are eligible to be granted options under the plan. We currently have five employees.

 Stock subject to the plan

          The total number of shares of common stock for which options may be granted under the plan may not exceed 7,500,000, subject to possible adjustment in the future, including adjustments in the event of a recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction affecting our common stock. Any shares of common stock subject to any option which for any reason expires, is canceled or is terminated unexercised will again become available for granting of options under the plan. None of our employees may be granted options individually with respect to more than 2,000,000 shares of common stock during any calendar year.


 Administration

          The plan will be administered by a committee of the board of directors of not less than two directors, each of whom must be a "Non-Employee Director" within the meaning of regulations promulgated by the Securities and Exchange Commission and an "Outside Director," within the meaning of regulations promulgated by the U.S. Department of the Treasury. The stock option plan committee has the authority under the plan to determine the terms of options granted under the plan, including, among other things, the individuals who will receive options, the times when they will receive them, whether an incentive stock option and/or non-qualified option will be granted, the number of shares to be subject to each option, the date or dates each option will become exercisable (including whether an option will become exercisable upon certain reorganizations, mergers, sales and similar transactions involving ICOA), and the date or dates upon which each option will expire. The stock option plan committee has the authority, subject to the provisions of the plan, to construe the terms of option agreements and the plan; to prescribe, amend and rescind rules and regulations relating to the plan; and to make all other determinations in the judgment of the stock option plan committee necessary or desirable for the administration of the plan.

 Exercise price

          The exercise price of options granted under the plan is determined by the stock option plan committee, but in the case of an incentive stock option may not be less than:

o 100% of the fair market value of the common stock on the date the incentive stock option is granted; and

o 110% of such fair market value in the case of incentive stock options granted to an optionee who owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of stock of ICOA.

          The exercise price is payable by delivery of cash or a check to the order of ICOA in an amount equal to the exercise price of such options, or by any other means (including, without limitation, cashless exercise) which the board of directors determines are consistent with the purpose of the plan and with applicable laws and regulations.

 Terms and conditions

o Options granted to employees and consultants may be granted for such terms as is established by the stock option plan committee, provided that, the term will be for a period not exceeding ten years from the date of the grant, and further provided that incentive stock options granted to a stockholder who is the beneficial owner of 10% of our common stock will be for a period not exceeding five years from the date of grant.

o Except to the extent otherwise determined by the stock option plan committee at the time of grant of a non-qualified stock option, if an optionee's relationship with ICOA is terminated for any reason other than "disability" or death, the option may be exercised at any time within three months thereafter to the extent exercisable on the date of termination. However, in the event that the termination of such relationship is either
                  (a) for cause, or (b) otherwise attributable to a breach by the optionee of an employment or confidentiality or non-disclosure agreement, such option will terminate immediately.

o Except to the extent otherwise determined by the stock option plan committee at the time of grant of a non-qualified stock option, in the event of the death of an optionee while an employee of, or consultant or advisor to ICOA, within three months after the termination of such relationship (unless such termination was for cause or without the consent of ICOA) or within one year following the termination of such relationship by reason of the optionee's "disability", the option may be exercised, to the extent exercisable on the date of his or her death, by the optionee's legal representatives at any time within one year after death, but not thereafter and in no event after the date the option would otherwise have expired.

o An option may not be transferred other than by will or the laws of descent and distribution and may be exercised during the lifetime of the optionee only by the optionee.

o The stock option plan committee may (i) accelerate the date or dates on which an option may be exercised, or (ii) extend the dates during which an option may be exercised, provided, that no such acceleration or extension with cause any option intended to be an incentive stock option to fail to qualify as an incentive stock option, or cause the plan or any option granted thereunder to fail to comply with applicable short-swing profit rules promulgated by the Securities and Exchange Commission.

o The stock option plan committee may include additional provisions in option agreements, including without limitation, restrictions on transfer, repurchase rights, rights of first refusal, commitments to pay cash bonuses or to make, arrange for or guaranty loans or to transfer other property to optionees upon exercise of options, provided, that such additional provisions will not be inconsistent with the requirements of applicable law and such additional provisions will not cause any option intended to be an incentive stock option to fail to qualify as an incentive stock option.

Employment agreement

          As of the date of this prospectus, we have not entered into written employment agreements with any of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS

          The following table sets forth, as of April 11, 2002, certain information with respect to the beneficial ownership of the common stock by
     (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

Name and Address of                  Amount and Nature of         Percent of
Beneficial Owner (1)               Beneficial Ownership (2)   Outstanding Shares
--------------------               -------------------------  ------------------
5% Stockholders

Laurus Master Fund, Ltd.(3)             87,597,698(4)                58.4%
c/o Onshore Coporate    Services,
Ltd.
P.O. Box 1234 G.T.
Queensgate House
South Church Street
Grand Cayman, Cayman Islands

Dale Newberg                              4,095,000(5)                2.7%
550 N. Island
Golden Beach, FL 33160
Directors and Named
 Executive Officers

George Strouthopoulos                     9,383,033                    6.3%
Erwin Vahlsing, Jr.                         200,200                     *
William P. Lord                                   0                     *
All the Officers and Directors            9,580,233                     6.4%
  as a Group

----------------
*      Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is c/o ICOA, 111 Airport Road, Warwick, RI 02889.

(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3) David Grin is the fund manager of Laurus Master Fund, Ltd., and has investment control of Laurus Master Fund's shares.

(4)  Represents  79,347,698  shares  of  our  common  stock  issuable  upon conversion of notes in the aggregate amount of $993,489, and 8,250,000 shares of our common stock issuable upon the exercise of warrants, up to the current maximum authorized 150,000,000 shares.

(5) Represents 2,650,000 shares held by Dale Financial Consulting Svc Pension Plan, and 1,445,000 shares held by Dale Financial Consultant, of which Ms. Newberg is the President.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company leases on an annual basis, a condominium at 3 Arbor Drive, Providence, RI 02908 for use by traveling executives. The lease is with the Chief Financial Officer, Erwin Vahlsing, Jr., at current market rates in the area for similar properties.



PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Reference is herewith made to the consolidated financial statements and notes thereto included in this form 10-KSB.

(b)      No exhibits are being filed with this Form 10-KSB.

(c) During the last quarter of the Company's fiscal year ended December 31, 2001, the following Forms 8-K were filed.

1)       None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warwick, State of Rhode Island, on the 16 day of April, 2002.


                                                 ICOA, Inc.


                                        By:   /s/ George Strouthopoulos
                                                 -----------------------
                                                  George Strouthopoulos
                                                  Chief Executive Officer,
                                                  President and Director



     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
registration statement has been signed by the following persons in the capacities and on the dates indicated.

         Signature                  Title                            Date

    /s/ George Strouthopoulos     Chief Executive Officer,       April 16, 2002
------------------------------    President and Director
    George Strouthopoulos

     /s/ Erwin Vahlsing, Jr.      Chief Financial Officer,       April 16, 2002
------------------------------    Treasurer, Secretary
         Erwin Vahlsing, Jr.      and Director