Form 10QSB
period 2002-03-31
ICOA INC
filed 2002-05-14
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       __X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

       ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                         Commission file number 0-32513


                                   ICOA, INC.
             (Exact name of Registrant as Specified in Its Charter)

               Nevada                                        87-0403239
   (State or Other Jurisdiction of                          (IRS Employer
    Incorporation or Organization)                         Identification No.)

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

       Yes      X    No  ___
             -------

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes      X    No __
             -------

The number of shares of common stock outstanding as of May 13, 2002 was
     83,065,445

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Balance Sheet at March 2002

         Unaudited Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001

         Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001

         Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  None

SIGNATURES

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                          $       3,425
    Accounts Receivable                                                  10,000
    Prepaid expenses and other current assets                            81,674
    Advance to officer                                                  146,856
                                                                    ------------
       TOTAL CURRENT ASSETS                                             241,955

EQUIPMENT, net                                                        1,099,424

OTHER ASSETS:
    Advance to affiliates                                                 2,400
    Deferred finance costs                                              124,931
    Deposits                                                              4,825
                                                                    ------------
       TOTAL OTHER ASSETS                                               132,156
                                                                    ------------
                                                                 $    1,473,534
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts)payable and accrued expenses                         $     963,922
    Notes payable                                                       428,823
                                                                    ------------
       TOTAL CURRENT LIABILITIES                                      1,392,745

CONVERTIBLE DEBENTURES                                                1,267,573

DUE TO EQUIPMENT VENDOR                                               1,224,158

OTHER LONG-TERM DEBT                                                     23,432

STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized shares
      - 150,000,000 shares; 68,883,302 shares issued
      and outstanding                                                     6,888
    Additional paid-in capital                                        5,757,920
    Accumulated deficit                                              (8,199,182)
                                                                    ------------
       TOTAL STOCKHOLDERS' DEFICIT                                   (2,434,374)
                                                                    ------------
                                                                  $   1,473,534
                                                                    ============




                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                         2002           2001
                                                   --------------   ------------

REVENUES                                          $      43,914    $          -

COST OF SERVICES                                         50,449               -
                                                   --------------  -------------

GROSS PROFIT                                             (6,535)              -

OPERATING EXPENSES:
     Selling, general and administrative                139,119         144,663
     Depreciation                                        64,539           1,170
                                                   --------------  -------------
         TOTAL OPERATING EXPENSES                       203,658         145,833
                                                   --------------  -------------
OPERATING LOSS                                         (210,193)       (145,833)

INTEREST EXPENSE                                       (100,700)        (94,082)
                                                   --------------  -------------
NET LOSS                                          $    (310,893)   $   (239,915)
                                                   ==============  =============
BASIC AND DILUTED NET LOSS PER SHARE              $       (0.01)   $      (0.01)
                                                   ==============  =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           51,648,842      40,280,607
                                                   ==============  =============
         Basic and Diluted


                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         For the Three Months
                                                           Ended March 31,
                                                      --------------------------
                                                           2002         2001
                                                      -------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $   (310,893)  $ (239,915)
                                                      -------------  -----------
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation                                     64,539        1,170
           Amortization of deferred financing cost          24,986            -
           Beneficial conversion                                 -       60,000
           Stock issued for services                             -            -
           Stock issued for interest expense                     -            -
           Stock options issued for services                     -            -
     Changes in assets and liabilities:
        Increase in prepaid expenses                             -            -
        Increase in advance to officers                          -      (19,473)
        Increase in accounts receivable                    (10,000)           -
        Other assets                                         2,900            -
        Increase in accrued expenses                       146,158       61,943
                                                      -------------  -----------
     Net cash used in operating activities                (82,309)     (136,275)
                                                      -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of equipment                                   -        (7,727)
                                                      -------------  -----------
NET CASH USED IN INVESTING ACTIVITIES                           -        (7,727)
                                                      -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                     -        69,325
     Decrease in common stock to be issued                      -             -
     Increase in deferred financing costs                       -             -
     Repayment of notes                                         -             -
     Proceeds from convertible debentures                   5,239        60,000
     Proceeds from notes                                   60,028             -
     Settlement of loans payable                                -             -
                                                      -------------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  65,267       129,325
                                                      -------------  -----------
INCREASE IN CASH                                          (17,042)      (14,677)

CASH - BEGINNING OF PERIOD                                 20,467        16,547
                                                      -------------  -----------
CASH - END OF PERIOD                                  $     3,425    $    1,870
                                                      =============  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        No cash payments were made for income
         taxes or interest during each of
           the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Conversion of debentures and interest
         into stock                                   $    11,505    $        -
                                                      =============  ===========


                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Interim Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. ICOA, Inc. and Subsidiary (the "Company"), believe that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

Note 2--Convertible Debentures

         During the quarter ended March 31, 2002, the Company converted $10,737 principal amount and $768 of accrued interest into 5,431,000 shares of the Company's common stock.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

ICOA, Inc. has deployed an Internet pay phone terminal network. The first terminals were deployed during the second quarter of 2001 in San Francisco International Airport. In the third quarter of 2001, the Company experienced increasing utilization of the terminals installed in San Francisco International Airport, until the tragic events of September 11th. In the days after the attack, there was an initial increase in usage. The revenue on the terminals, while stabilizing in the fourth quarter of 2001 did decline slightly in the first quarter of 2002. Offsetting much of the decline in service revenue was the commencement in March of advertising and "paid content" services on the terminals. The Company expects that this will become a major source of revenue over the course of the year 2002. The Company expects to deploy 50 terminals at Los Angeles International Airport in the late second quarter or early third quarter of 2002.

Results of operations

Three months ended March 31, 2002 as compared to the three months ended March 31, 2001

Revenue

The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The first of these terminals are active in San Francisco International Airport. In the current year, the Company generated $43,914 in revenue from these terminals year to date, versus no revenue in the same period last year. While current year service revenue declined from previous quarters. In March the Company began to bill for advertising and "paid content" placements on its terminals.

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

These costs decreased 3.8% from $144,663 for the three months ended March 31, 2001 to $139,119 for the three months ended March 31, 2002. Although current quarter costs decreased slightly from last year, management expects general and administrative expenses in future periods to run at increased levels over the comparable year 2001 periods in support of the growth of the business.

Depreciation Expense

Depreciation expense increased from $1,170 for the three months ended March 31, 2001 to $64,539 for the three months ended March 31, 2002. The increase is primarily attributable to the acquisition of equipment for San Francisco International Airport, the Network Operations Center, and terminals acquired in December 2001 from Go Online Networks.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable. Interest expense increased from $94,082 for the three months ended March 31, 2001 to $100,700 for the three months ended March 31, 2002. The increase is primarily attributable to the interest accrued on convertible notes, and vendor financing.

For the three months ended March 31, 2002, the Company had a loss of $310,893 as compared to a loss of $239,915 for the three months ended March 31, 2001. The increased loss is mainly due to additional depreciation expense, interest expense associated with our convertible equity notes, and cost of services associated with our operations.

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

Liquidity and Capital Resources

Cash and cash equivalents were $3,425 and $1,870 at March 31, 2002 and March 31, 2001, respectively.

For the three months ended March 31, 2002 the Company had a working capital deficit of $1,150,790. There were no capital expenditures during the quarter.

During March 2002, the Company raised an aggregate of $26,250 (net of expenses) from the private placement of a short term note and from an officer.

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

During the first quarter, the investors in the convertible debentures converted approximately $10,737 of notes and received approximately 5.4 million shares.

The investors have provided a Waiver of Default, extending the filing deadline to June 30, 2002 for the SB-2 required under the July 26, 2001 Convertible Debenture.

The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

We believe that cash on hand, additional funding from our investors, and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the end of the second quarter, although we do not expect to generate positive cash flow from operations until the second quarter of 2002. We need to raise a minimum of $2,000,000 through public or private debt or sale of equity to produce additional working terminals, to continue expanding our communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals in strategic positions. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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

   Date:  May 14, 2002
                                                     ICOA, INC.


                                                  /s/Erwin Vahlsing, Jr.
                                                     ---------------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer