Form 10KSB/A
period 2001-12-31
ICOA INC
filed 2002-06-25
CIK 745084

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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


                        Commission file number [0-32513]


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



     In the fourth quarter of 2001, the Company negotiated contracts for paid content for the terminals in San Francisco. The first contract is a six month, $60,000 agreement paid upon completion. This contract is for all active terminals in the San Francisco International Airport, and is renewable at the advertiser's option. The services offered under this contract consist of banner space on various screens, and "services" buttons on the navigation bar, providing additional information to the user, and a link directly to the advertiser's web site. Execution of these contracts began in the first quarter of 2002.



YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS


     The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The first of these terminals were activated in San Francisco International Airport in the Second Quarter of 2001. The Company generated $80,182 in revenue from these terminals for the year ended December 31, 2001 versus $0 in revenue for the year ended December 31, 2000. The revenue generated was from Telecommunications services such as Phone, Internet and E-mail.

Cost of Services
      Cost of Services consists primarily of:
         Telecommunications Costs                     $  63,014
         Depreciation                                   125,888
         Co-Location and Hosting Services                41,746
         Site Commissions                                  -0-
         Maintenance Fees                                 7,585
                                                        --------
                       Total                          $ 238,233
                                                        ========


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


Selling, general and administrative expenses
         General and administrative expenses consist primarily of:


Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel Professional fees associated with deployment of our Internet Pay Phone Terminals, and completion of the registration process with the SEC Professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts Commissions associated with initial procurement airport locations Travel and entertainment Facility and office-related costs such as rent, insurance, maintenance and telephone.


     These costs  increased  79% from  $775,574 in 2000 to  $1,498,749  in 2001.
Management expects general and administrative expenses in future periods to run at increased levels over year 2001 in support of the growth of the business.

DEPRECIATION


     Depreciation expense for the year ended December 31, 2001 was $4,139. This increased by approximately $2,535 over the previous year, and is due to the increase in software and equipment.


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


     For the year ended December 31, 2001 the Company had a working capital deficit of $2,233,574. Capital expenditures amounted to $1,153,870.


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

     Subsequent to the lease company's failure to provide funding, the manufacturer, SchlumbergerSema, offered to convert the costs incurred to date, the remaining balance of equipment ready for installation, and accrued interest on the note. This note will accrue interest at 12% per annum through May 31, 2002, rolling the accrued interest into the balance. Beginning June 2002, and continuing for the next 6 months, monthly payments of interest at 12% per annum are required on the balance, and thereafter, through month 12, the monthly payment of interest will increase to 18% per annum on the outstanding balance. The principal of the note is due and payable May 31, 2003. The aggregate face amount of the note including interest is $1,190,480.

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

        Notes to Financial Statements                           F7 - F15

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOA, Inc. and Subsidiaries as of December 31, 2001 and 2000 the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting in the United States of America.


     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $2,563,054 and $1,340,655 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company had a working capital deficiency of $2,233,574 at December 31, 2001. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in note 2 to the financial statements. The accompanying financial Statements do not include any adjustments that might result should the Company be unable to continue as a going concern.




                                               /s/ Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants
New York, New York
April 12, 2002

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001



                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $            20,467
     Prepaid expenses and other current assets                           81,674
     Advance to officer                                                 146,856
                                                              ------------------
        TOTAL CURRENT ASSETS                                            248,997

EQUIPMENT, net                                                        1,163,963

OTHER ASSETS:
     Advance to affiliates                                                2,400
     Deferred finance costs                                             149,917
     Deposits                                                             7,725
                                                              ------------------
        TOTAL OTHER ASSETS                                              160,042
                                                              ------------------
                                                            $         1,573,002
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $           817,764
     Convertible debentures, in default                               1,262,334
     Notes payable                                                      402,473
                                                              ------------------
        TOTAL CURRENT LIABILITIES                                     2,482,571


DUE TO EQUIPMENT VENDOR                                               1,190,480

OTHER LONG-TERM DEBT                                                     23,432

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value;
      authorized shares - 150,000,000 shares;
      63,452,302 shares issued and outstanding                            6,345
     Additional paid-in capital                                       5,758,464
     Accumulated deficit                                             (7,888,290)
                                                              ------------------
        TOTAL STOCKHOLDERS' DEFICIT                                  (2,123,481)
                                                              ------------------
                                                            $         1,573,002
                                                              ==================





                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                       Years Ended December 31,
                             -----------------------------------------------
                                      2001                     2000
                             -----------------------    --------------------

REVENUES                  $                  80,182   $                   -


COST OF SERVICES                            238,233                       -
                             -----------------------    --------------------
GROSS MARGIN                               (158,051)                      -

OPERATING EXPENSES:
 Selling, general and
  administrative                          1,498,749                 775,574
 Depreciation                                 4,139                   1,604
                             -----------------------    --------------------
  TOTAL OPERATING EXPENSES                1,502,888                 777,178
                             -----------------------    --------------------


OPERATING LOSS                           (1,660,939)               (777,178)

INTEREST EXPENSE                           (902,115)               (563,477)
                             -----------------------    --------------------

NET LOSS                  $              (2,563,054)  $          (1,340,655)
                             =======================    ====================

BASIC AND DILUTED NET
 LOSS PER SHARE           $                   (0.05)  $               (0.04)
                             =======================    ====================

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
  Basic and Diluted                       51,648,842              38,259,796
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
                                            =================    ===============







                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.   THE COMPANY


     ICOA, Inc. ("ICOA" or the "Company"), formerly known as Quintonix, Inc., was organized in September 1983 to develop and sell credit card-operated fax machines. The Company discontinued such operations in 1993 and remained inactive through 1998. Development stage started on January 1, 1998. The Company was in the development stage in prior years and began generating revenues during the second quarter of 2001.


     In March 1999, the Company organized Webcenter Technologies, Inc. ("WTI"), a wholly owned subsidiary, for the purpose of developing "Webcenter 3000 Pay Station Terminal", a multi-functional public access terminal thereby facilitating electronic commerce transactions through the Internet.

2.   GOING CONCERN


     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $2,563,054 and $1,340,655 for the year's ended December 31, 2001 and 2000, respectively. Additionally, the Company had a working capital deficiency of $2,233,574 at December 31, 2001. These conditions raised substantial doubts about the Company's ability to continue as a going concern.


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

     The Company anticipates that its use of cash will remain substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the planned deployment of additional terminals in the coming year. The Company believes that the $1,210,000 proceeds received in 2001 from the convertible debt private placements, cash on hand, additional funding from our investors, and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the second quarter of 2002, although the Company does not expect to generate positive cash flow from operations until at least the second or third quarter of 2002. The Company needs to raise a minimum of $2,750,000 through public or private debt or sale of equity to produce additional working terminals, to continue expanding its communications services, voice, facsimile, and network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing terminals in strategic positions. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to the Company's interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If the Company is unable to obtain financing on reasonable terms, it could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on the Company's business, operating results, or financial condition.



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


     Fair Value of Financial Instruments - Statement of Financial Accounting Standard No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, prepaid expenses and other current assets, advance to officer and accounts payable and accrued expenses and notes payable approximates fair value because of the short maturity of those instruments.



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


     Software development costs - Capitalization of software development costs begins upon the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development as incurred.



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


     Revenue Recognition - The kiosk terminals are credit card activited at the time of use. Customers are charged minimum fees for terminal activition and the length of time the terminal is used. The credit cards are settled on a daily basis. Revenue generated is posted on a daily basis based on the settled value.

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


     The Company issues stock compensation for services, valuing such issued premised upon fair market value of the stock or the services, whichever is more clearly determinable. During the year ended December 31, 2001, the Company issued an aggregate of 3,996,208 shares of common stock to various consultants, in consideration of services rendered to the Company. These shares were valued at stock price at the date of issuance.


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


     During February through July 2001, the Company issued 9% Convertible Notes ("Notes") in the aggregate face amount of $1,110,000 and warrants to acquire up to 10,336,702 shares of common stock. This agreement places certain restrictions on the Company's ability to issue any equity, convertible debt or securities until 180 days after an effective registration statement. The warrants are exercisable at prices ranging from $0.0192 to $0.07 per share. The notes have a maturity date of two years from the date of issuance. The notes are convertible into the Company's common stock at a conversion price for each share at the lower of $0.048 in the case of the May 2001 note, $0.025 in the case of the June 2001 note, $0.0157 in the case of the July 2001 note or 70% of the average of the three lowest closing bid prices for the Company's common stock for the 60 trading days preceding the conversion date. The Company has recorded a beneficial conversion of $514,000 on this loan which was charged to interest expense. The warrants were recorded at their fair value at issue date of $46,915 which was recorded as interest expense. During the year ended December 31, 2001 $56,561 of notes and $4,399 of accrued interest were converted into 8,090,853 of common stock.

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
                                                         ==================    =======================

12. ACQUISITION OF ASSETS


     On December 17, 2001, the Company acquired certain assets, specifically; the Internet Kiosks, operating and management systems and software for the Internet Kiosks, and the related location and placement agreements for the Internet Kiosks (the "Assets"), of the Kiosk Division of Go Online Networks Corporation ("GONT"). In consideration for the Assets, ICOA delivered a five-year warrant, exercisable for a nominal exercise price in whole or in part at any time after December 17, 2002 (the "Exercise Date"), for such number of shares ("Warrant Shares") of common stock, par value $.0001 per share, of ICOA ("Common Stock") as shall be determined by dividing $100,000 by seventy five percent (75%) of the average bid price per share of the Common Stock for the three trading days immediately preceding the Exercise Date. Neither the Warrant nor the Warrant Shares have been registered under the Securities Act of 1933, as amended, or any state securities law.

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

1)       None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warwick, State of Rhode Island, on the 25 day of June, 2002.


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

         Signature                  Title                            Date

    /s/ George Strouthopoulos     Chief Executive Officer,       June 25, 2002
------------------------------    President and Director
    George Strouthopoulos

     /s/ Erwin Vahlsing, Jr.      Chief Financial Officer,       June 25, 2002
------------------------------    Treasurer, Secretary
         Erwin Vahlsing, Jr.      and Director