Form 10QSB
period 2002-06-30
ICOA INC
filed 2002-08-14
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                         Commission file number 0-32513


                                   ICOA, INC.
             (Exact name of Registrant as Specified in Its Charter)

                       Nevada                              87-0403239
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

The number of shares of common stock outstanding as of August 13, 2002 was 83,965,445

PART I - FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Balance Sheet at June 30, 2002

          Unaudited Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001

          Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

          Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.           None

SIGNATURES

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2002
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                      $           7,519
    Accounts Receivable                                                  25,000
    Prepaid expenses and other current assets                            81,674
                                                                ----------------
                                                                        114,193
       TOTAL CURRENT ASSETS

EQUIPMENT, net                                                        1,057,775

OTHER ASSETS:
    Advance to affiliates                                                 2,400
    Deferred finance costs                                              108,273
    Deposits                                                              4,452
                                                                ----------------
       TOTAL OTHER ASSETS                                               115,125
                                                                ----------------
                                                              $       1,287,093
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                     $         935,683
    Notes payable                                                       499,323
                                                                ----------------
       TOTAL CURRENT LIABILITIES                                      1,435,006

CONVERTIBLE DEBENTURES                                                1,263,156

DUE TO EQUIPMENT VENDOR                                               1,257,836

OTHER LONG-TERM DEBT                                                     23,432

STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized shares
     - 150,000,000 shares; 83,965,445 shares
     issued and outstanding                                               8,397
    Additional paid-in capital                                        5,764,030
    Accumulated deficit                                              (8,464,762)
                                                                ----------------
       TOTAL STOCKHOLDERS' DEFICIT                                   (2,692,336)
                                                                ----------------
                                                              $       1,287,093
                                                                ================



                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                           Three Months Ended June 30,                      Six Months Ended June 30,
                                     ----------------------------------------------   -------------------------------------------
                                             2002                     2001                   2002                    2001
                                     ----------------------    --------------------   --------------------    -------------------

REVENUES                         $                 74,560   $               7,329  $             118,474   $              7,329

COST OF SERVICES                                   77,172                     138                191,428                    138
                                     ----------------------    --------------------   --------------------    -------------------

GROSS MARGIN                                       (2,612)                  7,191                (72,954)                 7,191

OPERATING EXPENSES:
 Selling, general and
  administrative                                  175,073                 849,799                314,192                994,462
 Depreciation                                         733                   1,171                  1,465                  2,341
                                     ----------------------    --------------------   --------------------    -------------------
  TOTAL OPERATING EXPENSES                        175,806                 850,970                315,657                996,803
                                     ----------------------    --------------------   --------------------    -------------------

OPERATING LOSS                                   (178,418)               (843,779)              (388,611)              (989,612)

INTEREST EXPENSE                                  (87,162)               (719,900)              (187,862)              (813,982)
                                     ----------------------    --------------------   --------------------    -------------------

NET LOSS                         $               (265,580)  $          (1,563,679) $            (576,473)  $         (1,803,594)
                                     ======================    ====================   ====================    ===================

BASIC AND DILUTED NET
 LOSS PER SHARE                  $                  (0.00)  $               (0.03) $               (0.01)  $              (0.04)
                                    ======================    ====================   ====================    ===================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
  Basic and Diluted                            83,365,445              46,419,820             74,825,707             43,350,214
                                    ======================    ====================   ====================    ===================





                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 For the Six Months Ended June 30,
                                                                               ------------------------------------
                                                                                     2002                2001
                                                                               -----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $         (576,473)  $     (1,803,594)
                                                                               -----------------    ---------------
     Adjustments to reconcile net loss to net
     cash used in operating activities:
           Depreciation                                                                 106,188              2,341
           Amortization of deferred financing cost                                       41,644             16,889
           Non-cash interest due equipment vendor                                        67,356
           Beneficial conversion                                                              -            779,466
     Changes in assets and liabilities:
        Prepaid expenses                                                                      -           (179,245)
        Advance to officers                                                                   -            (19,325)
        Accounts receivable                                                             (25,000)                 -
        Other assets                                                                      3,273             (6,300)
        Accrued expenses                                                                273,215            325,065
                                                                               -----------------    ---------------
     Net cash used in operating activities                                             (109,797)          (884,703)
                                                                               -----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of equipment                                                                 -            (12,976)
                                                                               -----------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                         -            (12,976)
                                                                               -----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                   -             19,000
     Proceeds from convertible debentures                                                     -            910,000
     Proceeds from notes                                                                 96,850              6,223
                                                                               -----------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                96,850            935,223
                                                                               -----------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                         (12,947)            37,544

CASH - BEGINNING OF PERIOD                                                               20,467             16,547
                                                                               -----------------    ---------------

CASH - END OF PERIOD                                                         $            7,520   $         54,091
                                                                               =================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        No cash payments were made for income
         taxes or interest during each of
         the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Conversion of debentures and interest into stock                     $            4,802   $        292,540
                                                                               =================    ===============


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


Note 2--Convertible Debentures

         During the quarter ended June 30, 2002, the Company converted $4,417 principal amount and $385 of accrued interest into 2,225,000 shares of the Company's common stock.


Note 3 --Notes Payable

     In April 2002, the company borrowed $25,000 on a short term note from an individual. The note carries 15% interest and is repayable on demand.

         In May 2002, the company borrowed $42,000 under a factoring arrangement for accounts receivable. The proceeds are discounted off the face value of the invoice and are due and payable when the invoice is collected. The discount is 1.5% for every 15 day period the balance is outstanding.

         In June 2002, the company borrowed $25,000 from an officer of the company. The balance plus interest and fees of $5,000, is due when the company raises a significant financing.

Note 4 --Settlement of Accounts Payable

         In April 2002, the company settled approximately $21,000 of accounts payable in exchange for 12,857,143 shares of common stock in the company.


Note 5 --Subsequent Events

         On July 22, 2002, the company reached agreement with its convertible note holders to amend all of its convertible notes. The amendment and restatement provides for the following:

|X|      Principle and Accrued Interest     $1,408,121
|X|      Interest of 10% per annum
|X| Repayment over 24 months beginning the earlier of (1) 10 days from completion of a financing with proceeds of $1.2 million; or (2) October 21, 2002
|X| No further conversions shall take place except in the event of default under the amended and restated note
|X| ICOA will issue 60 days from the funding referenced above, a Warrant in the approximate amount of $126,000 at 80% of the Average Closing Bid Price for the 5 trading days preceding issuance, exercisable for 5 years

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

ICOA, Inc. has deployed an Internet pay phone terminal network. The first terminals were deployed during the second quarter of 2001 in San Francisco International Airport. An additional 50 terminals are expected toe be installed in Los Angeles International Airport during the third quarter of 2002. This installation, originally planned for the third or fourth quarter of 2001, was delayed due to the loss of the lease financing. The Company has developed a "strategic partner" relationship with SchlumbergerSema, to supply the terminals, and to provide such technical assistance with the installations as may be necessary.

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

Results of operations

Six months ended June 30, 2002 as compared to the six months ended June 30, 2001

Revenue

     The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The first of these terminals were activated in San Francisco International Airport in the Second Quarter of 2001. The Company generated $74,560 in revenue from these terminals for the six months ended June 30, 2002 versus $7,329 in revenue for the six months ended June 39, 2000. The revenue generated was from Telecommunications services such as Phone, Internet, E-mail, and advertising.

Cost of Services (for the six months ended June 30, 2002) Cost of Services consists primarily of:
         Telecommunications Costs                     $  53,158
         Depreciation                                   106,223
         Co-Location and Hosting Services                23,800
         Maintenance Fees                                 8,247
                                                        --------
                       Total                          $ 191,428
                                                        ========

The Gross Profit for the six months ended June 30, 2002 was negative due to the delay in installing terminals in Los Angeles International Airport. We continue to incur the cost of carrying the excess capacity built into our Network Operations Center which is capable of managing a larger network. We expect that as additional terminals are deployed that the gross profit will become positive. The gross profit for the second quarter ended June 30, 2002 did show significant improvement due to the realization of advertising revenue for the whole quarter versus the first quarter ended March 31, 2002 during which only one month of revenue was recognized.



Selling, general and administrative expenses

General and administrative expenses consist primarily of:
Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel, Professional fees associated with deployment of our Internet Pay Phone Terminals, and completion of the registration process with the SEC Professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts Commissions associated with initial procurement airport locations Travel and entertainment Facility and office-related costs such as rent, insurance, maintenance and telephone.

These costs decreased 68.4% from $994,462 for the six months ended June 30, 2001 to $314,192 for the six months ended June 30, 2002. This significant reduction is due to the legal, professional and other fees in the 2001 period's registration process. For the three months ended June 30, 2002 these costs were $175,073 versus the three months ended March 31, 2002 when the costs were $139,119. The largest increase was the creation of a reserve for doubtful accounts of $15,000 in connection with advertising revenue contracts. Management expects general and administrative expenses in future periods to run at increased levels over the current year in support of the growth of the business.


Depreciation Expense

Depreciation expense increased from $2,341 for the six months ended June 30, 2001 to $1,465 for the six months ended June 30, 2002. The increase is primarily attributable to the acquisition of equipment for San Francisco International Airport, the Network Operations Center, and terminals acquired in December 2001 from Go Online Networks.


Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes. Interest expense decreased from $813,982 for the six months ended June 30, 2001 to $187,862 for the six months ended June 30, 2002. The decrease is directly attributable to no beneficial conversion features recorded in the June 2001 period. Interest has been declining as the convertible note holders have exercised their conversion rights.


Net Loss

For the six months ended June 30, 2002, the Company had a loss of $576,473 as compared to a loss of $1,803,594 for the six months ended June 30, 2001. The decreased loss is mainly due to the reduction of interest expense associated with the convertible equity notes issued in 2001.

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


Liquidity and Capital Resources

Cash and cash equivalents were $7,519 and $54,091 at June 30, 2002 and June 30, 2001, respectively.

For the six months ended June 30, 2002 the Company had a working capital deficit of $1,320,813. There were no capital expenditures during the quarter.

During May and June 2002, the Company raised an aggregate of $68,000 (net of expenses) from the private placement of a short term note and from an officer.

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

We believe that cash on hand, additional funding from our investors, and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the end of the second quarter, although we do not expect to generate positive cash flow from operations until the third quarter of 2002. We need to raise a minimum of $1,200,000 through public or private debt or sale of equity to produce additional working terminals, to continue expanding our communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals in strategic positions. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.


Subsequent Events

On July 22, 2002, the company reached agreement with its convertible note holders to amend all of its convertible notes. The amendment and restatement provides for the following:
|X|      Principle and Accrued Interest     $1,408,121
|X|      Interest of 10% per annum
|X| Repayment over 24 months beginning the earlier of (1) 10 days from completion of a financing with proceeds of $1.2 million; or (2) October 21, 2002
|X| No further conversions shall take place except in the event of default under the amended and restated note
|X| ICOA will issue 60 days from the funding referenced above, a Warrant in the approximate amount of $126,000 at 80% of the Average Closing Bid Price for the 5 trading days preceding issuance, exercisable for 5 years


Forward-looking statements in this report may prove to be materially inaccurate. In addition to historical information, this report contains forward-looking information that involves risks and uncertainties. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from those included within the forward-looking statements as a result of factors, including the risks described above and factors described elsewhere in this report.

                           PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  a) Exhibits

                           99.1 Certification of CEO
                           99.2 Certification of CFO

                  b) Reports on Form 8-K

                           None.

                                                         SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  August 14, 2002
                                   ICOA, INC.

                              /s/  Erwin Vahlsing, Jr.
                                   --------------------
                                   Erwin Vahlsing, Jr.
                                   Chief Financial Officer