Form 10QSB
period 2002-09-30
ICOA INC
filed 2002-11-19
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

 --------------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report.

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

The number of shares of common stock outstanding as of November 13, 2002 was 94,965,445

PART I - FINANCIAL INFORMATION

Item 1.       Unaudited Consolidated Balance Sheet at September 30, 2002

              Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001

              Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

              Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.       Controls and Procedures

PART II - OTHER INFORMATION

Item 6.       Exhibits and reports on Form 8-K

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT OF 2002

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                        $      4,471
    Accounts Receivable                                               10,000
    Prepaid expenses and other current assets                         81,674
                                                                  ----------
                                                                      96,145
       TOTAL CURRENT ASSETS

EQUIPMENT, net                                                       972,226

OTHER ASSETS:
    Advance to affiliates                                              2,700
    Deferred finance costs                                            74,958
    Deposits                                                           4,452
                                                                  ----------
       TOTAL OTHER ASSETS                                             82,110
                                                                  ----------
                                                                $  1,150,481
                                                                  ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                       $ 1,020,070
    Notes payable                                                   569,523
    Due to equipment vendor                                       1,291,514
                                                                 ----------
       TOTAL CURRENT LIABILITIES                                  2,881,108

CONVERTIBLE DEBENTURES                                            1,263,156

OTHER LONG-TERM DEBT                                                 23,432

STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized shares -
       150,000,000 shares; 94,965,445 shares issued
       and outstanding                                               9,497
    Additional paid-in capital                                   5,847,921
    Accumulated deficit                                         (8,874,631)
                                                                 ----------
       TOTAL STOCKHOLDERS' DEFICIT                              (3,017,214)
                                                                 ----------
                                                               $ 1,150,481
                                                                 ==========


                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                ----------------------------------  ---------------------------------
                                                        2002               2001             2002              2001
                                                ----------------   ---------------  ---------------   ---------------
REVENUES                                          $     81,751        $   37,666       $  200,225        $   44,995

COST OF SERVICES                                       131,400            58,435          322,828            58,573
                                                ----------------   ---------------  ---------------   ---------------

GROSS MARGIN                                           (49,649)          (20,769)        (122,603)          (13,578)

OPERATING EXPENSES:
    Selling, general and administrative                233,894           495,678          548,086         1,490,141
    Depreciation                                           950             1,170            2,415             3,511
                                                ----------------   ---------------  ---------------   ---------------
       TOTAL OPERATING EXPENSES                        234,844           496,848          550,501         1,493,652
                                                ----------------   ---------------  ---------------   ---------------

OPERATING LOSS                                        (284,493)         (517,617)        (673,104)       (1,507,230)

INTEREST EXPENSE                                      (125,376)         (293,684)        (313,238)       (1,107,666)
                                                ----------------   ---------------  ---------------   ---------------

NET LOSS                                          $   (409,869)       $ (811,301)      $ (986,342)     $ (2,614,896)
                                                ================   ===============  ===============   ===============

BASIC AND DILUTED NET LOSS PER SHARE              $      (0.00)       $    (0.01)      $    (0.01)     $      (0.05)
                                                ================   ===============  ===============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic and Diluted                            87,965,445        57,852,640       79,205,620        48,184,356
                                                ================   ===============  ===============   ===============

                 See notes to consolidated financial statements

                         ICOA, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                 2002                2001
                                               -------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  $  (986,342)      $  (2,614,896)
                                               -------------    ---------------

     Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                 2,415               2,341
        Depreication of equipment                  189,322                -
        Amortization of deferred financing cost     74,959                -
        Non-cash interest due equipment vendor     101,034             189,150
        Beneficial conversion                         -              1,029,466
     Changes in assets and liabilities:
        Prepaid expenses                              -               (178,913)
        Advance to officers                        146,856             (19,325)
        Accounts receivable                        (10,000)               -
        Other assets                                 2,973              (6,200)
        Accrued expenses                           202,306             592,169
                                               -------------    ---------------

     Net cash used in operating activities        (276,477)         (1,006,208)
                                               -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of equipment                         -                (23,856)
                                               -------------    ---------------

NET CASH USED IN INVESTING ACTIVITIES                 -                (23,856)
                                               -------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock         92,609                -
     Proceeds from convertible debentures              822           1,050,000
     Proceeds from notes                           167,050              (1,666)
                                               -------------    ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES          260,481           1,048,334
                                               -------------    ---------------

NET INCREASE (DECREASE) IN CASH                    (15,996)             18,270

CASH - BEGINNING OF PERIOD                          20,467              16,547
                                               -------------    ---------------

CASH - END OF PERIOD                           $     4,471      $       34,817
                                               =============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        No cash payments were made for income
        taxes or interest during each of the
        above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Conversion of debentures and interest
        into stock                             $    16,408      $      356,015
                                               =============    ===============



              See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Note 2--Convertible Debentures

         During the quarter ended September 30, 2002, there were no conversions of debentures into common stock of the Company. The company did however, receive a penalty of $6,000 in connection with the convertible debentures. The penalty was converted into 1,000,000 shares of the company's common stock and is subject to a sale limitation of 20% of the average daily volume of shares of common stock traded on any given day.

         On July 22, 2002, and amended on November 6, 2002, the Company reached agreement with its convertible note holders to amend all of its convertible notes. The amendment and restatement provides for the following:
|X|      Principle and Accrued Interest     $1,408,121
|X|      Interest of 10% per annum
|X| Repayment over 24 months beginning the earlier of (1) 10 days from completion of a financing with proceeds of $1.2 million; or (2) December 4, 2002
|X| No further conversions shall take place except in the event of default under the amended and restated note
|X| ICOA will issue 60 days from the funding referenced above, a Warrant in the approximate amount of $126,000 at 80% of the Average Closing Bid Price for the 5 trading days preceding issuance, exercisable for 5 years

Note 3 --Notes Payable

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

         In August 2002, the company borrowed $75,000 on a short term note form an individual. The note carries 25% interest and is repayable in 90 days, and includes a warrant to purchase 300,000 shares of common stock at a price or $0.01 per share.


Note 4 --Settlement of Accounts Payable

         In April 2002, the company settled approximately $21,000 of accounts payable in exchange for 12,857,143 shares of common stock in the company.

Note 5 --Subsequent Events

         In October 2002, the company received a letter from SchlumbergerSema demanding settlement of the outstanding equipment loan at a discounted price. The company is in negotiations with SchlumbergerSema as to the timing and amount of this settlement. If the company is unable to meet the terms demanded or renegotiate the settlement, it is likely the balance will become the subject of collection activity with a negative impact on current business and revenue.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

ICOA, Inc. has deployed an Internet pay phone terminal network. The first terminals were deployed during the second quarter of 2001 in San Francisco International Airport. An additional 50 terminals are expected to be installed in Los Angeles International Airport during the fourth quarter of 2002. This installation, originally planned for the third or fourth quarter of 2001, was delayed due to the loss of the lease financing. The Company has developed a "strategic partner" relationship with SchlumbergerSema, to supply the terminals, and to provide such technical assistance with the installations as may be necessary.

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

ICOA sold several "Technology Licenses" during the third quarter of 2002. These licenses permit, within specific geographic regions and hosting venues, licensees to utilize the company's network architecture for the installation of equipment similar to the WebCenter3000(TM). It is uncertain if future licenses will be sold.

Ongoing since late in the third quarter of 2002, the company had modified its business plan to become a leading provider of wired and wireless Internet (Wi-Fi) connections to people on the go in airports and hotels. The addition of Wi-Fi has significantly improved the company's plans to secure new locations, and add services with new revenue streams.

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


Results of operations

Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001

Revenue
The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The first of these terminals were activated in San Francisco International Airport in the Second Quarter of 2001. The Company generated $200,225 in revenue for the nine months ended September 30, 2002 versus $44,995 in revenue for the nine months ended September 30, 2001. The revenue generated was from Telecommunications services such as Phone, Internet, E-mail, advertising, and license fees.

Revenue (for the nine months ended September 30, 2002)
            Service and Ad Revenue from Terminals             $   181,025
            License Fees                                           19,200
                                                                 --------
                          Total                               $   200,225
                                                                 ========

Cost of Services (for the nine months ended September 30, 2002) Cost of Services consists primarily of:
            Telecommunications Costs                          $   79,332
            Depreciation                                         191,202
            Co-Location and Hosting Services                      37,825
            Maintenance Fees                                      14,469
                                                                --------
                                    Total                     $  322,828
                                                                ========

The Gross Profit for the nine months ended September 30, 2002 was negative due to the delay in installing terminals in Los Angeles International Airport. We continue to incur the cost of carrying the excess capacity built into our Network Operations Center which is capable of managing a larger network. We expect that as additional terminals are deployed that the gross profit will become positive. The gross profit for the third quarter ended September 30, 2002 did show significant improvement over prior quarters. This improvement is the result of several factors: 1) continued advertising revenue in the quarter; 2) increasing service revenue due to improved airport traffic; and 3) reduction of fixed costs associated with the delayed installation in Los Angeles International Airport. Subtracting depreciation costs form the Cost of Services, the Gross Margin for the nine months ended September 30, 2002 was 37.9% versus 28.1% for the six months ended June 30, 2002.


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

These costs decreased 63.3% from $1,490,141 for the nine months ended September 30, 2001 to $548,086 for the nine months ended September 30, 2002. This significant reduction is due to the legal, professional and other fees in the 2001 period's registration process. For the three months ended September 30, 2002 these costs were $233,894 versus the three months ended March 31, 2002 and June 30, 2002 when the costs were $139,119 and $175,073 respectively. The largest increase was the creation of a reserve for doubtful accounts of $30,000 in connection with advertising revenue contracts and $49,020 for the engagement of consultants for general business development purposes. Management expects general and administrative expenses in future periods to run at increased levels over the current year in support of the growth of the business.

Depreciation Expense

Depreciation expense decreased from $3,511 for the nine months ended September 30, 2001 to $2,415 for the nine months ended September 30, 2002.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes. Interest expense decreased from $1,107,666 for the nine months ended September 30, 2001 to $313,238 for the nine months ended September 30, 2002. The decrease is directly attributable to no beneficial conversion features recorded in the period ending September 2002. Interest has been declining as the convertible note holders have exercised their conversion rights.

Net Loss

For the nine months ended September 30, 2002, the Company had a loss of $986,342 as compared to a loss of $2,614,896 for the nine months ended September 30, 2001. The decreased loss is mainly due to the reduction of interest expense associated with the convertible equity notes issued in 2001, increasing revenue from operations, and the decline in selling, general and administrative expenses.

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

Liquidity and Capital Resources

Cash and cash equivalents were $4,471 at September 30, 2002. Net cash used in operating activities of $276,477, was derived from the net loss offset by depreciation of equipment, furniture and fixtures, amortization of deferred finance costs, non-cash interest due the equipment vendor, repayment of loans to officers, and an increase in accrued expenses.

For the nine months ended September 30, 2002 the Company had a working capital deficit of $2,784,962. There were no capital expenditures during the quarter.

During August 2002, the Company raised an aggregate of $75,000 (net of expenses from the private placement of a short term note.

During May and June 2002, the Company raised an aggregate of $68,000 (net of expenses) from the private placement of a short term note and from an officer.

During March 2002, the Company raised an aggregate of $26,250 (net of expenses) from the private placement of a short term note and from an officer.

On July 25, 2001, the Company received notice from World Capital, Inc. (Lessor), that they had decided not to fund the previously announced $1,600,000 equipment lease to finance 125 WebCenter3000(TM) terminal installations at San Francisco and Los Angeles International Airports. The Company has notified World Capital they are in violation of the equipment lease, and is aggressively pursuing legal action against both World Capital and the bank, which they represented as providing their credit facility. We cannot accurately predict the outcome of any potential legal action or other attempt to resolve the dispute; however, we are seeking other potential sources of funding for the installation of our equipment.

During the first quarter, the investors in the convertible debentures converted approximately $10,737 of notes and received approximately 5.4 million shares.

The investors have provided a Waiver of Default, extending the filing deadline to September 30, 2002 for the SB-2 required under the July 26, 2001 Convertible Debenture.

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

Subsequent Events

In October 2002, the company received a letter from SchlumbergerSema demanding settlement of the outstanding equipment loan at a discounted price. The company is in negotiations with SchlumbergerSema as to the timing and amount of this settlement. If the company is unable to meet the terms demanded or renegotiate the settlement, it is likely the balance will become the subject of collection activity with a negative impact on current business opportunities.

Item 3. - Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Chairman and Chief Executive Officer and Treasurer, concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  a) Exhibits

                           Exhibit  99.1
                           Exhibit  99.2

                  b) Reports on Form 8-K

                           None

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  November 19, 2002
                                                     ICOA, INC.



                                                 /s/ Erwin Vahlsing, Jr.
                                                     --------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer

                                  CERTIFICATION
              Pursuant to Section 302 of Sarbanes Oxley Act of 2002

I, George Strouthopoulos, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of ICOA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "company), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report the conclusion of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002

/s/ George Strouthopoulos
    ----------------------
    George Strouthopoulos
    Chairman and Chief Executive Officer

                                  CERTIFICATION
              Pursuant to Section 302 of Sarbanes Oxley Act of 2002

I, Erwin Vahlsing, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of ICOA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "company), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report the conclusion of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

d) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002

/s/ Erwin Vahlsing, Jr.
    ----------------------
    Erwin Vahlsing, Jr.
    Chief Financial Officer