Form 10KSB
period 2002-12-31
ICOA INC
filed 2003-04-15
CIK 745084

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       or

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

                                              Yes  x          No
                                                  ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $259,653

The number of shares of Common Stock held by non-affiliates*, as of April 11, 2003 was 87,382,262 shares, all of one class of common stock, $.0001 par value, having an aggregate market value of $174,765, based on the closing price of the Registrant's common stock of $.002 on April 11, 2003 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 97,465,445 shares as of April 11, 2003.

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

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number

PART I   .....................................................................4
ITEM 1.  DESCRIPTION OF BUSINESS..............................................4
ITEM 2.  DESCRIPTION OF PROPERTIES............................................9
ITEM 3.  LEGAL PROCEEDINGS....................................................9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

PART II  .....................................................................10
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11
ITEM 7.  FINANCIAL STATEMENTS.................................................17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL MATTERS....................................................18

PART III .....................................................................18
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................18
ITEM 10. EXECUTIVE COMPENSATION...............................................19
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......23
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................25

PART IV  .....................................................................25
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....25
ITEM 14. CONTROLS AND PROCEDURES..............................................25

SIGNATURES ...................................................................26

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

         We began operations in San Francisco International Airport effective June 1, 2001. In 2002, this operation provided the majority of our revenue. In December 2001, we acquired the kiosk division of Go Online Network. Due to high operating costs, and falling revenue, we shut this operation down in September 2002. The report of our auditors on our audited financial statements contains an explanatory paragraph, which raises substantial doubt about our ability to continue as a going concern. This going concern exception to the auditors' report highlights our need to actively pursue new debt and/or equity financing in order to continue operations and achieve our goals. If we do not acquire significant additional funding within the next 12 months, we may not achieve our current business strategy, which could force us to restructure or could result in our ceasing operations.

         We previously raised $1,710,000 in funding to maintain our current stage of development. The financing for the installation of our Network Operations Center, and the installation of 70 terminals in San Francisco International Airport, has been provided by the manufacturer under a "preferred supplier" agreement. We are in the process of seeking additional funding of $2,000,000 in the form of equity, leasing, or debt, for additional expansion, and the acquisition, networking, deployment, and marketing of additional Internet terminals.

         We deployed our first 70 terminals in June 2001, and expect to acquire or deploy an additional 600 terminals during the calendar year 2003. The $2,000,000 of additional funding we are seeking will finance this acquisition and deployment.

                            Our products and services

         We place, own, and operate terminals in strategic, high traffic areas, so we can reach consumers and earn revenue by offering services from the following three categories:



Telecommunications Services

o        Internet and e-mail access

o        Local and long distance phone calls

o Laptop, palm and wireless connectivity, fax - send and receive real time or forward, (future services)

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

         We intend to package content with support from strategic partners, sponsors, service affiliates and third party content providers. Pages that we develop will enable us to earn additional revenue from special relationships for referral, click-through, transactional, and fulfillment activities, as well as provide additional screen space for advertisement placements.

         We are pursuing referral or affiliate programs from which we expect to earn substantial commissions for both delivering customers and managing transactions: such as providing reservations (airline, hotel, car rental, and restaurant), printing maps, and issuing tickets.

         As of the date of this filing, various entities have expressed an interest in advertising on our terminals, and providing specialized content for the users. However to date none have resulted in contracts.

Our technology and network

         The design and installation of the 1st Phase of our automated network was completed in 2001. We implemented the network simultaneously with deployment of the first 70 terminals at San Francisco International Airport. Our approach is to outsource development and have manufactured Internet pay phone terminals to our specifications, with full communications and multi-media capability. Very little in the way of application programming resides on the terminal. Our expectation is that this "thin client" concept will permit future growth of services and enhancement of offerings at minimal cost. These updates are distributed to the terminals from our network operations center.

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

Anticipated revenues and marketing

         We are continuing the deployment of our pay station terminals and have just completed the first fiscal year of operations generating revenues.

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

         Since we intend to own most of our terminals, our initial marketing strategy is focused on attracting potential users to try our services. Our initial efforts include attract mode advertising on the terminal housing and screens. This strategy focuses on catching the eye of the potential user and inviting the user to use the terminal through either a free service promotion, or value of the service. As more terminals are placed in locations, we hope to begin a print media advertising campaign designed to raise awareness of the services and the brand identity of the WebCenter3000(TM) terminal. These efforts will be in the region of the terminal locations until we have installed sufficient terminals to warrant a national advertising campaign.

Marketing to locations

         We are currently negotiating with various additional airports, convention centers, hotels and retail chains for placement of our terminals. As of the date of this filing we have not entered into any agreements with such entities beyond the first two airports and several hotel properties where pilot installations are being tested.

         As we secure each new airport or convention center, we will concentrate local marketing efforts on the surrounding hotels. Concurrently, we will initiate placement campaigns to retail drug and food chains, as well as malls to provide hosting services for affinity programs and a complimentary e-commerce platform.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the information contained in this Form 10-KSB for the fiscal year ended December 31, 2002 including, without limitation, Item 1 "Description of Business" and Item 6 "Management's Discussion and Analysis or Plan of Operations". As well as information incorporated by reference from the Company's aforesaid Registration Statement.

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

         On June 15, 2001, ICOA, Inc. signed a lease agreement with World Capital, Inc. and made payment of $178,641.49 representing the first and last two months lease payments. On July 25, 2001 World Capital, Inc. gave notice to ICOA of its intention not to fund the equipment lease. We have filed suit in US District Court for the Eastern District of Pennsylvania seeking recovery of the payment, accrued interest, and damages caused by the failure to fund.

         In December 2002, the suit was amended to include criminal fraud charges against the principals of World Capital, Inc. While ICOA believes it will prevail in these proceedings, there can be no guarantee regarding the outcome of this suit, or the collection of any judgment that might result.


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

         As of April 11, 2003, we had 97,465,445 shares of common stock outstanding held by 763 stockholders of record.

         The following table sets forth the range of high and low bid prices of our common stock for the fiscal quarters of 2001, 2002 and for the fiscal quarter ended March 31, 2003. The quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The source for these quotations is S & P Comstock on WallStreetCity(R).com by Telescan, Inc, and CBS Marketwatch.

      Year              Quarter                    High               Low
-------------- -------------------------- -------------------- -----------------
      2003                 1                      .0023              .0011
-------------- -------------------------- -------------------- -----------------
      2002                 4                      .0050              .0020
-------------- -------------------------- -------------------- -----------------
                           3                      .0130              .0020
-------------- -------------------------- -------------------- -----------------
                           2                      .0140              .0015
-------------- -------------------------- -------------------- -----------------
                           1                      .0210              .0030
-------------- -------------------------- -------------------- -----------------
      2001                 4                      .0088              .0030
                           3                      .0270              .0075
                           2                      .1050              .0210
                           1                      .1200              .0460
-------------- -------------------------- -------------------- -----------------

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


GENERAL

         ICOA, Inc. has deployed an Internet pay phone terminal network. The first terminals were deployed in the second quarter of 2001 at San Francisco International Airport. Most of the Company's revenue in 2002 was derived from these terminals and the sale of non-exclusive trademark licenses to companies marketing similar services in areas the Company does not serve. Additional terminals are expected to be installed in Los Angeles International Airport and other targeted locations during 2003. The installation of Los Angeles International Airport, originally planned for the third or fourth quarter of 2001, was delayed due to the loss of the lease financing discussed below, and the subsequent lack of funding required to purchase and install the terminals. The Company has developed a "strategic partner" relationship with SchlumbergerSema, to supply the terminals, and to provide such technical assistance with the installations as may be necessary. Due to the Company's inability to meet its contracted financial obligations, this partnership has been suspended until such time as the Company settles these obligations.

In the fourth quarter of 2001, the Company negotiated contracts for paid content for the terminals in San Francisco. The first contract, a six (6) month, sixty thousand dollar ($60,000) agreement was to be paid upon completion, and executed beginning in the first quarter of 2002. The contract covered all active terminals in the San Francisco International Airport, and was renewable at the advertiser's option. The services offered consisted of banner space on various screens, and "services" buttons on the navigation bar, providing additional information to the user, and a link directly to the advertiser's web site. In spite of a successful deployment of the program, the Company ended up writing the account off in late 2002 when the customer closed its business.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

RESULTS OF OPERATIONS

         The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The first of these terminals were activated in San Francisco International Airport in the Second Quarter of 2001. The Company generated $232,553 in revenue from Internet terminals for the year ended December 31, 2002 versus $80,182 in revenue for the year ended December 31, 2001.

   The revenue was generated from the following service:
                                                            2002            2001
--------------------------------------------------------------------------------
   Telecommunications Services (Phone, Internet, email)   $232,553     $ 80,182
   Licensing Fees                                           27,100            0
                                                          --------     --------
                                            Total         $259,653     $ 80,182
                                                          ========     ========

Cost of Services
   Cost of Services consists primarily of:

   Telecommunications Costs (Phone and
           High Speed Internet connections)               $ 111,498    $ 63,014
   Co-Location and Hosting Services (Network Operations
           Services and ISP Fees)                            51,550      41,746
   Site Commissions (% of Gross Profit from terminals
           Paid to the location owner in lieu of rent)          819           0
   Maintenance Fees (Repair and cleaning of terminals)       11,412       7,585
                                                           ---------   --------
                                            Total         $ 175,279    $112,345
                                                          =========    ========

The Gross Profit (prior to depreciation) for the year ended December 31, 2002 was $84,374. This was insufficient to cover overhead, and is expected to increase significantly as new installations take place in 2003. The most significant contribution will come from the long delayed installation of terminals in Los Angeles International Airport. This installation will help defray costs we continue to incur based on the capacity built into our Network Operations Center which is capable of managing a larger network. We expect that as 2003 progresses and additional terminals are deployed that the gross profit will continue its positive growth.

Selling, general and administrative expenses

         General and administrative expenses consist primarily of:

        Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel. Professional fees associated with deployment of our Internet Pay Phone Terminals, and completion of various SEC registrations.Professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts. Commissions associated with initial procurement of airport locations. Travel and entertainment. Facility and office-related costs such as rent, insurance, maintenance and telephone.

        These costs decreased 46% from $1,498,749 in 2001 to $808,960 in 2002.
While management expects general and administrative expenses in future periods to run at increased levels over year 2002 in support of the growth of the business, the current decrease is the result of a reduction in legal and outside professional expenses during the year 2002, as well as reducing travel and entertainment to a minimum.

DEPRECIATION

         Depreciation expense for the year ended December 31, 2002 was approximately $258,000. This increased by approximately $130,000 over the previous year, and is due to 2002 being the first year in which a full year of depreciation was recorded for the deployed terminals and the Network Operations Center.

INTEREST EXPENSE

         Interest expense consists of interest accrued on loans and convertible notes payable. Interest expense decreased from $902,115 for the year ended December 31, 2001 to $ 411,843 for the year ended December 31, 2002. The decrease is primarily attributable to the minimal impact of the beneficial conversion terms of convertible notes charged to expense during 2002.


NET LOSS

         For the year ended December 31, 2002, the Company lost $1,394,585 as compared to a loss of $2,563,054 for the year ended December 31, 2001. The decreased loss is mainly due to the reduction in interest expense associated with our convertible equity notes, the reduction in legal expense since we made no SB-2 filings, a reduction in commissions connected with the airport locations, and reduced marketing and travel due to the poor economic climate.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $4,791 at December 31, 2002.

         For the year ended December 31, 2002 the Company had a working capital deficit of $4,386,169. Capital expenditures amounted to $1,880.

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

         Subsequent to the lease company's failure to provide funding, the manufacturer, SchlumbergerSema, offered to convert the costs incurred to date, the remaining balance of equipment ready for installation, and accrued interest on the note. This note will accrue interest at 12% per annum rolling the accrued interest into the balance. The principal of the note is due and payable May 31, 2003. The aggregate face amount of the note including interest is $1,325,192.


         During the year, the investors in the convertible debentures converted approximately $16,465 of notes and received approximately 8.6 million shares.

         Subsequent to the end of the year, investors converted approximately $1,650 of notes and received approximately 1.5 million shares.

         The investors have provided a Waiver of Default, and extended the filing deadline to May 30, 2003, for the SB-2 required under the July 26, 2001 Convertible Debenture.

         The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

         The Company anticipates that its use of cash will remain substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the planned deployment of additional terminals in the coming year. We believe that cash on hand, additional funding from investors, and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the second quarter of 2003, although we do not expect to generate positive cash flow from operations until at least the third quarter of 2003. We need to raise a minimum of $2,000,000 through public or private debt or sale of equity to produce additional working terminals, to continue expanding our communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals in high traffic locations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to our interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

         The report of our independent auditors on our financial statements for the years ended December 31, 2002 and 2001 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

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

o if we are unable to issue the shares of common stock within five business days of when a note is convertible, then we must pay a late fee of $100 per business day after the date when the converted note shares were required to have been issued, for each $10,000 in principal amount of the note being converted and, at the note holder's election, we must also pay to the note holder a sum of money determined by multiplying the principal of the notes not convertible as a result of such failure by 130%, together with accrued but unpaid interest on the notes; for example, if we do not issue shares of common stock, in a timely manner, upon a full conversion of the remaining $980,000 of notes, we could be required to pay a penalty of $1,274,000, in the aggregate;

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

o

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

ITEM 7.  FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
ICOA, Inc. and Subsidiaries
Warwick, Rhode Island

 We have audited the accompanying consolidated balance sheet of ICOA, Inc. and Subsidiary as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOA, Inc. and Subsidiary as of December 31, 2002 and 2001 the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $1,394,585 and $2,563,054 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company had a working capital deficiency of $4,386,169 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are described in note 2 to the financial statements. The accompanying financial Statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                              /s/ Sherb & Co., LLP
                                              Certified Public Accountants

New York, New York
April 14, 2003

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002


                                     ASSETS

CURRENT ASSETS:
    Cash                                                 $           4,791
                                                         -----------------

       TOTAL CURRENT ASSETS                                          4,791

EQUIPMENT, net                                                     907,687

OTHER ASSETS:
    Deferred finance costs                                          49,972
    Deposits                                                         4,452
                                                         -----------------
       TOTAL OTHER ASSETS                                           54,424
                                                         -----------------
                                                         $         966,902
                                                         =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                $       1,194,943
    Notes payable                                                  624,955
    Due to equipment vendor ( In default)                        1,325,192
    Convertible debentures  ( In default)                        1,245,870
                                                         -----------------
       TOTAL CURRENT LIABILITIES                                 4,390,960


STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized
       shares - 150,000,000 shares;
       95,965,445 shares issued and outstanding                      9,597
    Additional paid-in capital                                   5,849,220
    Accumulated deficit                                         (9,282,875)
                                                         ------------------
       TOTAL STOCKHOLDERS' DEFICIT                              (3,424,058)
                                                         ------------------
                                                         $         966,902
                                                         ==================


                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended December 31,
                                                -----------------------------
                                                  2002                    2001
                                                -------                 -------
REVENUES                                   $    259,653             $    80,182

COST OF SERVICES                                427,053                 238,233
                                           -------------            ------------
GROSS MARGIN                                   (167,400)               (158,051)

OPERATING EXPENSES:
     Selling, general and administrative        808,960               1,498,749
     Depreciation                                 6,382                   4,139
                                           -------------            ------------
         TOTAL OPERATING EXPENSES               815,342               1,502,888
                                           -------------            ------------
OPERATING LOSS                                 (982,742)             (1,660,939)

INTEREST EXPENSE                               (411,843)               (902,115)
                                           -------------            ------------
NET LOSS                                   $ (1,394,585)            $(2,563,054)
                                           =============            ============
BASIC AND DILUTED NET LOSS PER SHARE       $      (0.02)            $     (0.05)
                                           =============            ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic and Diluted                   83,228,909              51,648,842
                                           =============            ============

                 See notes to consolidated financial statements


                                       Common Stock
                                     ($.0001 par value)          Additional                           Total
                                     ------------------            Paid-In       Accumulated      Stockholders'
                                         Shares         Amount     Capital         Deficit           Deficit
                                    ---------------------------- ------------  --------------   ---------------

Balance, December 31, 2000              40,280,606    $   4,027  $  4,575,624  $  (5,325,236)   $   (745,585)

  Issuance of stock for:
     Conversion of debentures           17,519,046        1,752       346,368           -            348,120
     Interest                              917,016           92        20,196           -             20,288
     Cash                                  500,000           50          -              -                 50
     Compensation                        3,996,208          400        87,235           -             87,635
     Other                                 239,426           24           (24)          -               -
  Issuance of stock options for
   services                                    -           -          108,150           -            108,150
  Beneficial conversion                        -           -          620,915           -            620,915
  Net loss                                                 -             -        (2,563,054)     (2,563,054)
                                        ----------    ---------  ------------  --------------   -------------
Balance, December 31, 2001              63,452,302        6,345     5,758,464     (7,888,290)     (2,123,480)

  Issuance of stock for:
     Conversion of debentures            7,986,417          799        15,666            -             16,465
     Interest                              669,583           67         1,276            -              1,343
     Compensation                       21,000,000        2,100        50,900            -             53,000
     Other                               2,857,143          286        19,714            -             20,000
  Issuance of stock options for
   services                                   -            -            3,200            -              3,200
  Beneficial conversion                       -            -                             -               -
  Net loss                                                 -             -         (1,394,585)     (1,394,585)
                                        ----------    ---------  ------------  ---------------  --------------
Balance, December 31, 2002              95,965,445    $   9,597  $  5,849,220  $   (9,282,875)  $  (3,424,058)
                                        ==========    =========  ============  ===============  ==============



                 See notes to consolidated financial statements

                         ICOA, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                    Years Ended December 31,
                                                --------------------------------
                                                    2002                2001
                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(1,394,585)        $(2,563,054)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                    6,382               4,139
      Depreciation of equipment                     251,774             125,888
      Amortization of deferred financing cost        99,945              60,000
      Stock issued for services                      53,000              87,635
      Stock options and warrants issued for
       services                                       3,200             108,150
      Non-cash interest due equipment vendor        134,712                -
      Beneficial conversion                            -                620,915
  Changes in assets and liabilities:
    Prepaid expenses                                 81,674             (81,674)
    Other assets                                      5,673              (6,347)
    Accrued expenses                                545,380             697,560
                                                ------------        ------------
  Net cash used in operating activities            (212,845)           (946,788)
                                                ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                           (1,880)            (69,985)
                                                ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                (1,880)            (69,985)
                                                ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               -                     50
  Proceeds from convertible debentures                 -              1,110,000
  Increase in deferred financing costs                 -               (209,917)
  Proceeds from notes                               199,049             120,559
                                                ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           199,049           1,020,692
                                                ------------        ------------
NET INCREASE (DECREASE) IN CASH                     (15,676)              3,920

CASH - BEGINNING OF PERIOD                           20,467              16,547
                                                ------------        ------------
CASH - END OF PERIOD                             $    4,791         $    20,467
                                                ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
   No cash payments were made for income taxes or interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of equipment for note             $     -            $ 1,213,912
                                                ============        ============
   Conversion of debentures and interest into
    stock                                        $   17,808         $   368,408
                                                ============        ============
   Conversion of accounts payable into
    common stock                                 $   20,000         $      -
                                                ============        ============


                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



1.  THE COMPANY

ICOA, Inc. ("ICOA" or the "Company"), formerly known as Quintonix, Inc., was organized in September 1983 to develop and sell credit card-operated fax machines. The Company discontinued such operations in 1993 and remained inactive through 1998. Development stage started on January 1, 1998.

In March 1999, the Company organized Webcenter Technologies, Inc. ("WTI"), a wholly owned subsidiary, for the purpose of developing "WebCenter3000(TM) Pay Station Terminal", a multi-functional public access terminal thereby facilitating electronic commerce transactions through the Internet.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $1,394,585 and $2,563,054 for the year's ended December 31, 2002 and 2001, respectively. Additionally, the Company had a working capital deficiency of $4,386,170 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Impairment of long-lived assets - The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

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

New Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

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

Stock Based Compensation - Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Revenue Recognition - Revenue generated for Internet terminals is recognized at the time the terminals are used.

4. NOTES PAYABLE

 Notes payable consists of the following:

 Notes payable - various individuals, due on demand,
interest at 0% - 18% per annum
($438,105 in default as of December 31, 2002)              $624,955
                                                          =========

5.  RELATED PARTY TRANSACTIONS

As of December 31, 2002, the Company was owes $61,850 to various officers of the Company. The loans are included in Note 4 above.


6.  INCOME TAXES

At December 31, 2002, the Company had a net operating loss carryover of approximately $7,400,000 available as offsets against future taxable income, if any, which expire at various dates through 2015. The Company has a deferred tax asset of $2,600,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset. The difference between the recorded income tax benefits and the computed tax benefits using a 35 percent effective tax rate is as follows:

                                                     Year Ended December 31
                                                 -------------------------------
                                                       2002           2001
                                                 ----------------- -------------

  Computed expected income tax (benefit)         $ (488,000)       $  (857,000)
  Permanent differences                              19,000            310,000
  Benefits not recorded                             469,000            547,000
                                                 ----------------- -------------
                                                 $     -           $     -
                                                 ================= =============


7.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31, 2002:

               Office equipment                           $       21,685
               Software                                          174,237
               Computer kiosk equipment                        1,103,156
                                                         ---------------
                                                               1,299,078
               Less accumulated depreciation                     391,391
                                                        ----------------
                                                          $      907,687
                                                       =================

8.  STOCKHOLDERS' DEFICIT

In August 2000, the number of authorized shares changed to 150,000,000 shares of nonassessable voting common stock having a par value of $.0001 per share.

In 2002, the Company converted $16,465 principal amount and $1,343 of accrued interest into 8,656,454 shares of the Company's common stock.

In 2001, the Company converted $348,120 principal amount and $20,288 of accrued interest into 18,436,062 shares of the Company's common stock.

The Company issues stock compensation for services, valuing such issued premised upon fair market value of the stock or the services, whichever is more clearly determinable. During the year ended December 31, 2002, the Company issued an aggregate of 21,000,000 shares of common stock to various consultants, in consideration of services rendered to the Company.

During the year ended December 31, 2001, the Company issued an aggregate of 3,996,208 shares of common stock to various consultants, in consideration of services rendered to the Company.


9.  CONVERTIBLE DEBENTURES

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

During February through July 2001, the Company issued 9% Convertible Notes ("Notes") in the aggregate face amount of $1,110,000 and agreed to issue warrants on conversion of the notes for the purchase of the Company's common stock equal to 12% of the number of shares issued on conversion of the notes. This agreement places certain restrictions on the Company's ability to issue any equity, convertible debt or securities until 180 days after an effective registration statement. The warrants, when issued, are exercisable at prices ranging from $0.0192 to $0.07 per share. The notes have a maturity date of two years from the date of issuance. The notes are convertible into the Company's common stock at a conversion price for each share at the lower of $0.048 in the case of the May 2001 note, $0.025 in the case of the June 2001 note, $0.0157 in the case of the July 2001 note or 70% of the average of the three lowest closing bid prices for the Company's common stock for the 60 trading days preceding the conversion date. The Company has recorded a beneficial conversion of $514,000 on this loan which was charged to interest expense. During the year ended December 31, 2002, $16,465 of the notes and $1,344 of accrued interest were converted into 8,656,454 of common stock. During the year ended December 31, 2001 $56,561 of notes and $4,399 of accrued interest were converted into 8,090,853 of common stock.


10. DUE TO EQUIPMENT VENDOR

In July 2001, the Company was notified that the lease company providing funding for its equipment and installation, refused to fund. The manufacturer, SchlumbergerSema, offered to convert the costs incurred to date, the remaining balance of equipment ready for installation, and accrued interest into a note. This note will accrue interest at 12% per annum through May 31, 2002, rolling the accrued interest into the balance. Beginning June 2002, and continuing for the next 6 months, monthly payments of interest at 12% per annum are required on the balance, and thereafter through month 12, the monthly payment of interest will increase to 18% per annum on the outstanding balance. The principal of the note is due and payable May 31, 2003.

The Company defaulted on the agreement when it was unable to meet the interest payment requirements. SchlumbergerSema agreed to extend the due date of the note and accrued interest. Interest at 12% per annum continues to accrue on the books of the Company, and SchlumbergerSema continues to work with the Company toward final payment of the balance. The aggregate face amount of the note including interest is $1,325,192.


11. STOCK OPTIONS AND WARRANTS

On April 24, 2002 the Company established the 2002 stock option plan ("Plan"). Options granted under the plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors and consultants of ICOA (and our affiliated corporations) who are expected to contribute to future growth and success are eligible to participate in the plan. However, incentive stock options may only be granted to persons who are employees of ICOA or certain affiliates on the date of grant.

The total number of shares of common stock for which options may be granted under the plan may not exceed 25,000,000, subject to possible adjustment in the future, including adjustments in the event of a recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction affecting our common stock. Any shares of common stock subject to any option which for any reason expires, is canceled or is terminated unexercised will again become available for granting of options under the plan.

The plan will be administered by a committee of the board of directors of not less than two directors. The stock option plan committee has the authority under the plan to determine the terms of options granted under the plan, including, among other things, the individuals who will receive options, the times when they will receive them, whether an incentive stock option and/or non-qualified option will be granted, the number of shares to be subject to each option, the date or dates each option will become exercisable (including whether an option will become exercisable upon certain reorganizations, mergers, sales and similar transactions involving ICOA), and the date or dates upon which each option will expire. The stock option plan committee has the authority, subject to the provisions of the plan, to construe the terms of option agreements and the plan; to prescribe, amend and rescind rules and regulations relating to the plan; and to make all other determinations in the judgment of the stock option plan committee necessary or desirable for the administration of the plan.

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

As of December 31, 2002 and 2001, the Company had granted 300,000 and 4,496,208 options, respectively under the plan for consulting and other services. The stock options were recorded as compensation expense in 2002 and 2001 by using the Black-Scholes options pricing model (see below).

In 2002, the Company granted 1,500,000 common stock purchase warrants in connection with its financings. The warrants are exercisable at prices ranging from $0.01 to $0.02 per share. The total value of the warrants was $3,200 which was recorded as interest.

In 2001, the Company granted 9,490,404 common stock purchase warrants in connection with its financings. The warrants were issued at an average price of $0.011 per share and are exercisable at prices ranging from $.50 to $1.50 per share. The total value of the warrants was $106,915 of which $46,915 was recorded as interest and $60,000 was recorded as deferred financing costs.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options and warrants. The per-share weighted average fair value of stock options and warrants granted during 2002 and 2001 was $.002 and $0.11, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                             2002            2001
                                             ----            ----
  Expected dividend yield                     0%              0%
  Risk-free interest rate                  4 - 4.5%        4.5 - 5%
  Annualized volatility                      175%            105%
  Expected life, in years                     5               5

Stock option and warrant activity for the years ended December 31, 2001 is summarized as follows:



                                                                Weighted Avg.
                                       Number of Shares        Exercise Price

Outstanding Dec. 31, 2000                         0             $    0
   Granted - Warrants                     9,490,404                 .01 - .07
   Granted - Options                      4,496,208                 .001
   Exercised                                      0                  0
                                         ----------             -------------
Outstanding Dec. 31, 2001                13,986,612             $   .01 - .07
   Granted - Warrants                     1,500,000                 .0113
   Granted - Options                        300,000                  0
   Exercised                                      0                  0
                                         ----------             -------------
Outstanding Dec. 31, 2002                15,786,612             $   .01 - .07
                                         ==========             =============

At December 31, 2002, the range of price for all outstanding stock options and warrants was $0.01 to $0.07 per share, with an average remaining life of 4 years and an average exercise price of $0.0469 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

         The company had a change in registrant's certifying accountant filed as an 8-K, on September 27, 2002 and incorporated herein by reference.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information about our executive officers and directors.

Name                     Age        Position
George Strouthopoulos    61         Chief Executive Officer, President and
                                    Director
Erwin Vahlsing, Jr.      47         Chief Financial Officer, Treasurer,
                                    Secretary and Director
William P. Lord          45         President, WebCenter Technologies Inc.
Thomas Cannon            41         Vice President Technology, WebCenter
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


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning annual and long-term compensation, for the 2002 fiscal year, for our Chief Executive Officer and for each of our other executive officers whose compensation on an annualized basis exceeded $100,000 during fiscal 2002.



                           Summary compensation table

                                           Annual Compensation                     Long-term Compensation
                                                                                  Restricted      Securities
Name and Principal            Fiscal                             Other Annual       Stock         Underlying      All Other
Position                      Year     Salary        Bonus      Compensation(1)   Awards (1)        Options     Compensation
-----------------             ---     ---------      -----        -----------      --------        ---------      ---------

George Strouthopoulos         2002     $120,000      $ 0          $        0           0              0          $ 0 (2)
Chief Executive Officer,      2001     $105,000        0                   0           0              0            0 (2)
Chairman of the Board of
Directors

Erwin Vahlsing, Jr.           2002       90,000        0                   0           0              0            0 (2)
Chief Financial Officer,      2001       82,000        0              14,162(3)        0              0            0 (2)
Treasurer, Secretary, and
Director

                                           Annual Compensation                     Long-term Compensation
                                                                                  Restricted      Securities
Name and Principal            Fiscal                             Other Annual       Stock         Underlying      All Other
Position                      Year     Salary        Bonus      Compensation(1)   Awards (1)        Options     Compensation
-----------------             ---     ---------      -----        -----------      --------        ---------      ---------

William P. Lord               2002     120,000         0                   0           0                           0 (2)
President of WebCenter        2001     110,000         0                   0           0              0            0 (2)
Technologies, Inc.

Thomas P. Cannon              2002      36,000         0                   0           0              0            0 (2)
Vice President of  Technology 2001      41,000
WebCenter
Technologies, Inc.
-----------------------

(1) The named executive officers did not receive any long term incentive plan payouts in 2001 or 2002.

(2) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the named executive officers.

(3) See "Certain Relationships and Related Transactions" relating to Mr. Vahlsing's arrangement with us.


Stock options

         We did not grant stock options in 2002 or 2001.

         No executive officer held stock options during the 2002 or 2001 fiscal years.

                             2002 stock option plan

         On April 24, 2002 the board of directors adopted a new stock option plan. Options granted under the plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors and consultants of ICOA (and our affiliated corporations) who are expected to contribute to our future growth and success are eligible to participate in the plan. However, incentive stock options may only be granted to persons who are employees of ICOA or certain of our affiliates on the date of grant.

         The plan is more fully described in the Form S-8 Registration Statement of April 24, 2002 incorporated herein by reference.

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



ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of April 11, 2003, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

Name and Address of              Amount and Nature of            Percent of
Beneficial Owner (1)             Beneficial Ownership (2)    Outstanding Shares
--------------------             ------------------------    ------------------
5% Stockholders
---------------

Laurus Master Fund, Ltd.(3)           52,234,555(4)                  34.8%
152 west 57th Street
New York, NY  10019

Directors and Named
  Executive Officers
George Strouthopoulos                  9,383,033                      6.2%
Erwin Vahlsing, Jr.                      200,200                        *
William P. Lord                            0                            *
All the Officers and Directors         9,580,233                      6.3%
  as a Group

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

(4) Represents 43,984,555 shares of our common stock issuable upon conversion of notes in the aggregate amount of $977,025, and 8,250,000 shares of our common stock issuable upon the exercise of warrants, up to the current maximum authorized 150,000,000 shares.



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

(c) During the last quarter of the Company's fiscal year ended December 31, 2002, the following Forms 8-K were filed.

         1)       None.

ITEM 14. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warwick, State of Rhode Island, on the ____ day of April, 2003.


                                              ICOA, Inc.


                                              By:   /s/ George Strouthopoulos
                                                    --------------------------
                                                        George Strouthopoulos
                                                        Chief Executive Officer,
                                                        President and Director



         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

         Signature                              Title               Date

 /s/ George Strouthopoulos          Chief Executive Officer,    April ___, 2003
 -------------------------          President and Director
     George Strouthopoulos

 /s/ Erwin Vahlsing, Jr.            Chief Financial Officer,    April ___, 2003
 ------------------------           Treasurer, Secretary
     Erwin Vahlsing, Jr.            and Director

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED


            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of ICOA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Erwin Vahlsing, Jr., the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this annual report on Form 10-KSB of ICOA, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003                                  /s/ Erwin Vahlsing, Jr.
                                                          ------------------
                                                   Name:  Erwin Vahlsing, Jr.
                                                  Title: Chief Financial Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of ICOA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, George Strouthopoulos, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this annual report on Form 10-KSB of ICOA, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003                                /s/ George Strouthopoulos
                                                        ----------------------
                                                 Name:  George Strouthopoulos
                                                 Title: Chief Executive Officer