Form 10QSB
period 2003-03-31
ICOA INC
filed 2003-05-20
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

   -------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

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



The  number  of  shares  of  common  stock  outstanding  as of May 19,  2003 was
98,965,445

PART I - FINANCIAL INFORMATION

Item 1.       Unaudited Consolidated Balance Sheet at March 31, 2003

              Unaudited Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002

              Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

              Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.       Controls and Procedures

PART II - OTHER INFORMATION

Item 6.        Exhibit 99.1
               Exhibit 99.2

SIGNATURES

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                      $           3,107
                                                                ----------------
       TOTAL CURRENT ASSETS                                               3,107

EQUIPMENT, net                                                          843,147

OTHER ASSETS:
    Deferred finance costs                                               24,986
    Deposits                                                                505
                                                                ----------------
       TOTAL OTHER ASSETS                                                25,491
                                                                ----------------

                                                              $         871,745
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                     $       1,290,921
    Convertible debentures, in default                                1,244,445
    Notes payable                                                       730,384
    Due to equipment vendor, in default                               1,358,870
                                                                ----------------
       TOTAL CURRENT LIABILITIES                                      4,624,620


STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value;
     authorized shares - 150,000,000 shares;
     97,465,445 shares issued and outstanding                             9,747
    Additional paid-in capital                                        5,850,494
    Accumulated deficit                                              (9,613,116)
                                                                ----------------
       TOTAL STOCKHOLDERS' DEFICIT                                   (3,752,875)
                                                                ----------------

                                                              $         871,745
                                                                ================





                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                          -----------------------------------------------
                                                    2003                     2002
                                          -----------------------    --------------------

REVENUES                                 $             38,723       $          43,914

COST OF SERVICES                                      101,049                 113,321
                                          -----------------------    --------------------

GROSS MARGIN                                          (62,326)                (69,407)

OPERATING EXPENSES:
 Selling, general and administrative                  152,088                 139,119
 Depreciation                                           1,667                   1,667
                                         -----------------------    --------------------
         TOTAL OPERATING EXPENSES                     153,755                 140,786
                                         -----------------------    --------------------

OPERATING LOSS                                       (216,081)               (210,193)

INTEREST EXPENSE                                     (114,160)               (100,700)
                                         -----------------------    --------------------

NET LOSS                                $            (330,241)      $        (310,893)
                                         =======================    ====================

BASIC AND DILUTED NET LOSS PER SHARE    $             (0.003)       $         (0.005)
                                         =======================    ====================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING

 Basic and Diluted                                 96,965,445              66,285,969
                                          =======================    ====================




                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 For the Three Months Ended March 31,
                                                                               ---------------------------------------
                                                                                      2003                   2002
                                                                               --------------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $            (330,241)     $       (310,893)
                                                                               --------------------   ----------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                                                         62,873                62,872
   Depreciation of equipment                                                             1,667                 1,667
   Amortization of deferred financing cost                                              24,986                24,986
   Non-cash interest due equipment vendor                                               33,678                     -
  Changes in assets and liabilities:
   Increase in accounts receivable                                                          -               (10,000)
   Other assets                                                                          3,947                 2,900
   Increase in accrued expenses                                                         95,977               146,158
                                                                               --------------------   ----------------
     Net cash used in operating activities                                            (107,113)              (82,310)
                                                                               --------------------   ----------------

CASH USED IN INVESTING ACTIVITIES                                                            -                     -
                                                                               --------------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from convertible debentures                                                        -                 5,239
 Proceeds from notes                                                                   105,429                60,028
                                                                               --------------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              105,429                65,267
                                                                               --------------------   ----------------

DECREASE IN CASH                                                                        (1,684)              (17,043)

CASH - BEGINNING OF PERIOD                                                               4,791                20,467
                                                                               --------------------   ----------------

CASH - END OF PERIOD                                                         $           3,107  $              3,424
                                                                               ====================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  No cash payments were made for income taxes or interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of debentures and interest into stock                           $           1,645  $             11,505
                                                                               ====================   ===================


              See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Interim Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. ICOA, Inc. and Subsidiary (the "Company"), believe that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

Note 2--Convertible Debentures

         During the quarter ended March 31, 2003, the Company converted $1,425 principal amount and $225 of accrued interest into 1,500,000 shares of the Company's common stock.

Note 3 --Notes Payable

         In January 2003, the company borrowed $45,000 on short term notes from several individuals. The notes carry between 12% and 24% interest and are repayable on demand after 90 days.

         In February 2003, the company borrowed $50,000 on a short term note from an individual. The note carries 25% interest and is repayable in 90 days, and includes a warrant to purchase 1,000,000 shares of common stock at a price or $0.002 per share.

         In March 2003, the company borrowed $16,429 on a short term note from an officer. The note carries 18% interest and is payable on demand.

Note 4 --Subsequent Events

         As previously disclosed in the Company's Quarterly Report on Form10QSB for the nine months ended September 30, 2002, in October 2002 the company received a letter from SchlumbergerSema demanding settlement of the outstanding equipment loan at a discounted price. The company has made a settlement offer to Schlumberger, and negotiations are continuing as to the timing and structure of this settlement. If the company is unable to meet the terms demanded or renegotiate the settlement, it is likely the balance will become the subject of collection activity with a negative impact on current business and revenue.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

ICOA, Inc. has deployed an Internet pay phone terminal network. The first terminals were deployed during the second quarter of 2001 in San Francisco International Airport. An additional 50 terminals are expected to be installed in Los Angeles International Airport during 2003. This installation, originally planned for the third or fourth quarter of 2001, was delayed due to the loss of the lease financing.

Ongoing since late in the third quarter of 2002, the company has modified its business plan to become a provider of wired and wireless Internet (Wi-Fi) connections to people on the go in airports and hotels. The addition of Wi-Fi is significantly improving the company's plans to secure new locations, and add services with new revenue streams. To this end, the Company during the first quarter secured a five (5) year contract with a five (5) year renewal option subject to performance, to provide high speed Internet access connectivity with kiosks and Wi-Fi in the Baton Rouge, LA Airport. Installation should begin in the late second quarter or early third quarter of 2003.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

Results of operations

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002

Revenue

The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The first of these terminals were activated in San Francisco International Airport in the Second Quarter of 2001. The Company generated $38,723 in revenue for the three months ended March 31, 2003 versus $43,914 in revenue for the three months ended March 31, 2002. The revenue generated was from Telecommunications services such as Phone, Internet, E-mail, advertising, and license fees.

Revenue (for the three months ended March 31, 2003)
            Service Revenue from Terminals                    $     38,723
                                                                   ========

Cost of Services (for the three months ended March 31, 2003) Cost of Services consists primarily of:
            Telecommunications Costs                     $   19,356
            Depreciation                                     62,872
            Co-Location and Hosting Services                 13,575
            Maintenance Fees                                  5,246
                                                           ----------
                                    Total                $  101,049
                                                           ==========

The Gross Profit for the three months ended March 31, 2003 was negative due to the continued delay in installing terminals in Los Angeles International Airport. We continue to incur the cost of carrying the excess capacity built into our Network Operations Center which is capable of managing a larger network. We expect that as additional terminals are deployed that the gross profit will become positive. The gross profit for the first quarter ended March 31, 2003 improved by about 10% over last years first quarter. This improvement is the result of a reduction of fixed telecommunications costs associated with the delayed installation in Los Angeles International Airport. Subtracting depreciation costs from the Cost of Services, the Gross Margin for the three months ended March 31, 2003 was $546 versus a loss of $6,535 for the three months ended March 31, 2002.

Selling, general and administrative expenses

General and administrative expenses consist primarily of:
Employee compensation and related expenses; including payroll taxes and benefits for executive, administrative and operations personnel, professional fees associated with deployment of our Internet Pay Phone Terminals, professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts, commissions associated with initial procurement of airport locations, travel and entertainment, and facility and office-related costs such as rent, insurance, maintenance and telephone.

These costs increased 9.3% from $139,119 for the three months ended March 31, 2002 to $152,088 for the three months ended March 31, 2003. This increase is due to increased advertising and consulting fees associated with the Company's re-positioning of its business model to pursue high speed wireless Internet (Wi-Fi) opportunities. Management expects general and administrative expenses in future periods to run at increased levels over the current year in support of the growth of the business.

Depreciation Expense

Depreciation expense of $62,872 for the three months ended March 31, 2002 remained the same as the three months ended March 31, 2003.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes. Interest expense increased from $100,700 for the three months ended March 31, 2002 to $114,160 for the three months ended March 31, 2003. The increase is attributable to higher interest rates on "bridge loans" used to cover the short term cash needs of the Company.

Net Loss

For the three months ended March 31, 2003, the Company had a loss of $330,241 as compared to a loss of $310,893 for the three months ended March 31, 2002. The increased loss is mainly due to the increase of interest expense associated with bridge loans, and increased selling, general and administrative expenses.

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

Liquidity and Capital Resources

Cash and cash equivalents were $3,107 at March 31, 2003. Net cash used in operating activities of $107,113, was derived from the net loss offset by depreciation of equipment, furniture and fixtures, amortization of deferred finance costs, non-cash interest due the equipment vendor, and an increase in accrued expenses.

For the three months ended March 31, 2003 the Company had a working capital deficit of $4,621,513. There were no capital expenditures during the quarter.

During January 2003, the Company raised an aggregate of $45,000 (net of expenses) from the private placement of a short term note.

During February 2002, the Company raised an aggregate of $50,000 (net of expenses) from the private placement of a short term note and from an officer.

During March 2002, the Company raised an aggregate of $16,429 (net of expenses) from an officer.

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

During the first quarter, the investors in the convertible debentures converted approximately $1,650 of notes and accrued interest, and received approximately
1.5 million shares.

The investors have provided a Waiver of Default, extending the filing deadline to May 30, 2003 for the SB-2 required under the July 26, 2001 Convertible Debenture.

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

Late in the first quarter of 2003, the SARS (Severe Acute Respiratory Syndrome) virus impacted travel to the United States from Asia and the Pacific Rim. The subsequent reduction in travel through San Francisco International Airport has had a negative impact on the Company's revenue. Gross receipts were initially off by approximately 20% and appear to be rebounding as the crisis passes and more normal travel schedules resume.

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

       Date:  May 20, 2003
                                                     ICOA, INC.

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

Dated: May 20, 2003

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

Dated: May 20, 2003

/s/    Erwin Vahlsing, Jr.
       ----------------------
       Erwin Vahlsing, Jr.
       Treasurer