Form 10QSB
period 2003-06-30
ICOA INC
filed 2003-08-19
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                  111 Airport Road, Warwick, Rhode Island 02889
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 401-739-9205

      ---------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report.

--------------------------------------------------------------------------------
       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes      X    No  ___
             -------





       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes      X    No __
             -------



The number of shares of common stock outstanding as of August 19, 2003 was 104,965,445

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Balance Sheet at June 30, 2003..............3

         Unaudited Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002.......................................4

         Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002.......................................5

         Notes to the Unaudited Consolidated Financial Statements...........6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................8

Item 3.  Controls and Procedures...........................................11

PART II - OTHER INFORMATION

       Item 6. Exhibit 31
               Exhibit 32



SIGNATURES

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                               $        6,689
                                                       ---------------
       TOTAL CURRENT ASSETS                                     6,689

EQUIPMENT, net                                                783,854

OTHER ASSETS:
    Advance to affiliates                                      90,000
    Deposits                                                      505
                                                       ---------------
       TOTAL OTHER ASSETS                                      90,505
                                                       ---------------
                                                       $      881,048
                                                       ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts)payable and accrued expenses              $    1,430,337
    Convertible debentures, in default                      1,242,059
    Notes payable                                             841,184
    Notes payable - Officers                                  118,273
    Due to equipment vendor                                 1,392,548
                                                       ---------------
       TOTAL CURRENT LIABILITIES                            5,024,401

STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value;
     authorized shares - 150,000,000 shares;
     104,965,445 shares issued and outstanding                 10,496
    Additional paid-in capital                              5,887,131
    Accumulated deficit                                   (10,040,980)
                                                       ---------------
       TOTAL STOCKHOLDERS' DEFICIT                         (4,143,353)
                                                       ---------------
                                                       $      881,048
                                                       ===============




                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                               Three Months Ended June 30,      Six Months Ended June 30,
                                              -----------------------------   ----------------------------
                                                2003               2002          2003           2002
                                              ------------    -------------   ------------    ------------
REVENUES                                      $    28,959     $     74,560    $    67,682     $   118,474

COST OF SERVICES                                  116,737           77,172       217,786          191,428
                                              ------------    -------------   ------------    ------------
GROSS MARGIN                                      (87,778)          (2,612)     (150,104)         (72,954)

OPERATING EXPENSES:
    Selling, general and administrative           194,319          175,073       346,407          314,192
    Depreciation                                    1,524              733         3,191            1,465
                                              ------------    -------------   ------------    ------------
       TOTAL OPERATING EXPENSES                   195,843          175,806       349,598          315,657
                                              ------------    -------------   ------------    ------------
OPERATING LOSS                                   (283,621)        (178,418)     (499,702)        (388,611)

INTEREST EXPENSE                                 (145,723)         (87,162)     (259,883)        (187,862)
                                              ------------    -------------   ------------    ------------
NET LOSS                                      $  (429,344)    $   (265,580)   $ (759,585)     $  (576,473)
                                              ============    =============   ============    ============
BASIC AND DILUTED NET LOSS PER SHARE          $     (0.00)    $      (0.00)   $    (0.01)     $     (0.01)
                                              ============    =============   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     101,632,112       83,365,445    99,298,778       74,825,707
       Basic and Diluted                      ============    =============   ============    ============




                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                               For the Six Months Ended June 30,
                                                               ---------------------------------
                                                                      2003           2002
                                                               ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $       (759,585) $    (576,473)
     Adjustments to reconcile net loss to                      ----------------- ---------------
        net cash used in operating activities:
           Depreciation                                                 127,367         104,723
           Depreciation of equipment                                      3,191           1,465
           Amortization of deferred financing cost                       49,972          41,644
           Non-cash interest due equipment vendor                        67,356          67,356
           Stock issued for interest expense                             30,000            -
     Changes in assets and liabilities:
        Decrease in accounts receivable                                    -            (25,000)
        Other assets                                                      3,947           3,273
        Increase in accrued expenses                                    235,394         273,215
                                                               ----------------- ---------------
     Net cash used in operating activities                             (242,359)       (109,798)
                                                               ----------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of equipment                                            (5,245)           -
     Loan to technology partner                                         (90,000)
                                                               ----------------- ---------------
NET CASH USED IN INVESTING ACTIVITIES                                   (95,245)           -
                                                               ----------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                                   5,000            -
     Proceeds from notes                                                334,502          96,850
                                                               ----------------- ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               339,502          96,850
                                                               ----------------- ---------------
INCREASE (DECREASE) IN CASH                                               1,898         (12,947)

CASH - BEGINNING OF PERIOD                                                4,791          20,467
                                                               ----------------- ---------------
CASH - END OF PERIOD                                           $          6,689   $       7,520
                                                               ================= ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        No cash payments were made for income taxes or
           interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Conversion of debentures and interest into stock       $          4,395   $       4,802
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

         During the quarter ended June 30, 2003, the Company converted $2,386 principal amount and $364 of accrued interest into 2,500,000 shares of the Company's common stock.


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

         In April 2003, the company borrowed $39,394 on a short term note from an officer. The note carries 18% interest and is payable on demand.

         In May 2003, the company borrowed $9,800 on a short term note from an officer. The note carries 18% interest and is payable on demand. The company also borrowed $183,079 on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods.


Note 4 --Subsequent Events

         As previously disclosed in the Company's Quarterly Report on Form10QSB for the three months ended March 31, 2003, and in the Company's Quarterly Report on form 10QSB for the nine months ended September 30, 2002, in October 2002 the company received a letter from SchlumbergerSema demanding settlement of the outstanding equipment loan at a discounted price. The company made a settlement offer to Schlumberger, and this offer has been accepted subject to certain conditions. The Company is working to meet these conditions to complete this settlement, and anticipates completion of these efforts in the third quarter of 2003. If the company is unable to meet the terms of the settlement, the balance will become the subject of collection activity with a negative impact on current business and revenue.

         On July 21, 2003 the Company reported on Form 8-K the finalization of a settlement with the holders of its convertible debentures. The settlement calls for the issuance of a fixed amount of the company's common stock, the issuance of a fixed amount of a convertible preferred stock (to be created), and a cash payment that varies based on the timing of its payment. The time period for the cash payment is between 30 days and 180 days from the date the agreement was reached.

         In May and June 2003, the Company advanced eighty thousand dollars in funds to a company with whom it has established a strategic partnership. The funds were applied to the build-out of wireless internet (Wi-Fi) services in airports. These funds are loaned under a letter of intent whereby ICOA would acquire specific contracts and equipment at a future date.

         In June 2003, a previous lender to the company agreed to re-write his notes and increase his loan. As an incentive, the company issued a warrant for 5 million shares of the company's restricted (Rule 144) stock to the lender. Subsequently, the warrant was exercised in exchange for a cash payment. The Company recorded $30,000 in non-cash interest expense in connection with this transaction.

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

Ongoing since late in the third quarter of 2002, the company has modified its business plan to become a provider of wired and wireless Internet (Wi-Fi) connections to people on the go in airports and hotels. The addition of Wi-Fi is significantly improving the company's plans to secure new locations, and add services with new revenue streams. To this end, the Company during the first quarter secured a five (5) year contract with a five (5) year renewal option subject to performance, to provide high speed Internet access connectivity via kiosks and Wi-Fi in the Baton Rouge, LA Airport. Installation was begun in July 2003 and the Wi-Fi services have been in operation for a free "test period" since the end of July. Final turn up of the system will be completed by the end of August, and the company will begin to charge for the services at that time.

In July 2003, the company secured a contract with a major hotel in New York City for the installation of both Wi-Fi service and an Internet terminal in the public areas. The installation of the Wi-Fi system has been completed, and is operating for a free "test period". The Internet terminal will be installed during September at which time the company will begin to charge for services.


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


Results of operations

Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

Revenue
The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The first of these terminals were activated in San Francisco International Airport in the Second Quarter of 2001. The Company generated $67,682 in revenue for the six months ended June 30, 2003 versus $118,474 in revenue for the six months ended June 30, 2002. The revenue generated was from Telecommunications services such as Phone, Internet, E-mail, advertising, and license fees.

Revenue (for the six months ended June 30, 2003)
            Service Revenue from Terminals                    $ 67,682
                                                              ========

Cost of Services (for the six months ended June 30, 2003) Cost of Services consists primarily of:

            Telecommunications Costs                     $   50,720
            Depreciation                                    125,887
            Co-Location and Hosting Services                 27,150
            Maintenance Fees                                 14,029
                                                         ----------

                                    Total                 $ 217,786
                                                         ==========

The Gross Profit for the six months ended June 30, 2003 was negative due to the continued delay in installing terminals in Los Angeles International Airport. We continue to incur the cost of carrying the excess capacity built into our Network Operations Center which is capable of managing a larger network. We expect that as additional terminals are deployed that the gross profit will become positive. The gross profit for the six months ended June 30, 2003 deteriorated by almost 100% over last years first six months. This is primarily due to the company not having advertising revenue this year which was realized last year for a period of several months. In addition, the impact of the SARS virus overseas curtailed a significant number of flights through San Francisco which is a major Gateway to the Far East. Late in the second quarter the company has seen revenue begin to rise to normal levels based on past experience. Also during the second quarter, the company began site surveys and installation design work in anticipation of adding new locations later in the year. Subtracting depreciation costs from the Cost of Services, the Gross Margin for the six months ended June 30, 2003 was a loss of $24,217 versus a loss of $6,731 for the six months ended June 30, 2002.

Selling, general and administrative expenses

General and administrative expenses consist primarily of:
Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel, Professional fees associated with deployment of our Internet Pay Phone Terminals and Wi-Fi networks, completion of the registration process with the SEC, professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts, commissions associated with initial procurement of airport locations, travel and entertainment, and facility and office-related costs such as rent, insurance, maintenance and telephone.


These costs increased 10.25% from $314,192 for the six months ended June 30, 2002 to $346,407 for the six months ended June 30, 2003. This increase is due to increased advertising and consulting fees associated with the Company's re-positioning of its business model to pursue high speed wireless Internet (Wi-Fi) opportunities. Management expects general and administrative expenses in future periods to run at increased levels over the current year in support of the growth of the business.


Depreciation Expense included in Cost of Sales

Depreciation expense of $127,367 for the six months ended June 31, 2003 increased by $22,644 over the same six months ended June 30, 2003.


Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes. Interest expense increased from $187,862 for the six months ended June 30, 2002 to $259,883 for the six months ended June 30, 2003. The increase is attributable to higher interest rates on "bridge loans" used to cover the short term cash needs of the Company.


Net Loss

For the six months ended June 30, 2003, the Company had a loss of $759,586 as compared to a loss of $576,473 for the six months ended June 30, 2002. The increased loss is mainly due to the increase of interest expense associated with bridge loans, increased costs associated with new location deployments, and increased selling, general and administrative expenses.

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

Liquidity and Capital Resources

Cash and cash equivalents were $6,689 at June 30, 2003. Net cash used in operating activities of $242,359, was derived from the net loss offset by depreciation of equipment, furniture and fixtures, amortization of deferred finance costs, non-cash interest due the equipment vendor, and an increase in accrued expenses.

For the six months ended June 30, 2003 the Company had a working capital deficit of $5,017,712. The company made capital expenditures of $5,245 during the quarter, and invested $90,000 in a joint venture and acquisition of technology related to Wi-Fi.

During January 2003, the Company raised an aggregate of $45,000 (net of expenses) from the private placement of a short term note.

During February 2003, the Company raised an aggregate of $50,000 (net of expenses) from the private placement of a short term note and from an officer.

During March 2003, the Company raised an aggregate of $16,429 (net of expenses) from an officer.

During April 2003, the Company raised an aggregate of $39,394 (net of expenses) from an officer.

During May 2003, the Company raised an aggregate of $192,879 (net of expenses) from the private placement of a short term note and from an officer.

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

During the second quarter, the investors in the convertible debentures converted approximately $2,750 of notes and accrued interest, and received approximately
2.5 million shares.

The investors have previously provided a Waiver of Default, extending the filing deadline to May 30, 2003 for the SB-2 required under the July 26, 2001 Convertible Debenture. Subsequent to the end of the quarter, the Company reached a definitive agreement with the investors in the Convertibles Debentures which cancels the notes subject to the issuance of common stock, preferred convertible shares, and a cash payment over a six month period. The terms are more fully described in a Form 8-K filing made on July 21, 2003.

The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

We need to raise a minimum of $1,500,000 through public or private debt or sale of equity to produce additional working terminals, to continue expanding our communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals and Wi-Fi networks in strategic positions. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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


Subsequent Events

In October 2002, the company received a letter from SchlumbergerSema demanding settlement of the outstanding equipment loan at a discounted price. The company made a settlement offer to Schlumberger, and this offer has been accepted subject to certain conditions. The Company is working to meet these conditions to complete this settlement, and anticipates completion of these efforts in the third quarter of 2003. If the company is unable to meet the terms of the settlement, the balance will become the subject of collection activity with a negative impact on current business and revenue.

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

On July 21, 2003 the Company reported on Form 8-K the finalization of a settlement with the holders of its convertible debentures. The settlement calls for the issuance of a fixed amount of the company's common stock, the issuance of a fixed amount of a convertible preferred stock (to be created), and a cash payment that varies based on the timing of its payment. The time period for the cash payment is between 30 days and 180 days from the date the agreement was reached.

In May and June 2003, the Company advanced eighty thousand dollars in funds to a company with whom it has established a strategic partnership. The funds were applied to the build-out of wireless internet (Wi-Fi) services in airports. These funds are loaned under a letter of intent whereby ICOA would acquire specific contracts and equipment at a future date.

In June 2003, a previous lender to the company agreed to re-write his notes and increase his loan. As an incentive, the company issued a warrant for 5 million shares of the company's restricted (Rule 144) stock to the lender. Subsequently, the warrant was exercised in exchange for a cash payment. The Company recorded $30,000 in non-cash interest expense in connection with this transaction.


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

                           PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  a) Exhibits

                           Exhibit  31
                           Exhibit  32


                  b) Reports on Form 8-K

                           Form 8-K with date of report of July 21, 2003 and filed on July 31, 2003

                                                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  August __19__, 2003
                                                     ICOA, INC.


                                                     /s/ Erwin Vahlsing, Jr.
                                                     -----------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer