Form 10QSB
period 2003-09-30
ICOA INC
filed 2003-11-14
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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



The number of shares of common stock outstanding as of November 13, 2003 was 117,565,445

PART I -  FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Balance Sheet at September 30, 2003

           Unaudited Consolidated Statements of Operations for the six months ended September 30, 2003 and 2002

           Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2003 and 2002

           Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Controls and Procedures

PART II - OTHER INFORMATION

Item 6.    Exhibit 31
           Exhibit 32



SIGNATURES

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


                                     ASSETS
                                                                         2003
CURRENT ASSETS:                                                     ------------
    Cash                                                            $     3,251
                                                                    ------------
       TOTAL CURRENT ASSETS                                               3,251

EQUIPMENT, net                                                          732,757

OTHER ASSETS:
    Advance to affiliates                                               155,000
    Deposits                                                                505
                                                                    ------------
       TOTAL OTHER ASSETS                                               155,505
                                                                    ------------
                                                                    $   891,513
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts)payable and accrued expenses                           $ 1,274,908
    Notes payable                                                     1,480,034
    Notes payable - Officers                                            118,273
    Due to equipment vendor                                             475,000
    Common stock to be issued for settlements                           225,000
    Preferred stock to be issued for settlements                        337,500
                                                                    ------------
       TOTAL CURRENT LIABILITIES                                      3,910,715


STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized
     shares - 150,000,000 shares; 104,965,445 shares
     issued and outstanding                                              10,496
    Additional paid-in capital                                        5,887,131
    Accumulated deficit                                              (8,916,829)
                                                                    ------------
       TOTAL STOCKHOLDERS' DEFICIT                                   (3,019,202)
                                                                    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                   $   891,513
                                                                    ============



                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                    ---------------------------------  -------------------------------
                                                          2003               2002           2003              2002
                                                    ---------------     -------------  ---------------   -------------
REVENUES                                            $       38,562      $     81,751   $      106,244    $    200,225

COST OF SERVICES                                           107,270           131,400          325,056         322,828
                                                    ---------------     -------------  ---------------   -------------
GROSS MARGIN                                               (68,708)          (49,649)        (218,813)       (122,603)

OPERATING EXPENSES:
    Selling, general and administrative                    165,208           233,894          511,615         548,086
    Depreciation                                             1,596               950            4,787           2,415
                                                    ---------------     -------------  ---------------   -------------
       TOTAL OPERATING EXPENSES                            166,804           234,844          516,402         550,501
                                                    ---------------     -------------  ---------------   -------------
OPERATING LOSS                                            (235,512)         (284,493)        (735,215)       (673,104)

INTEREST EXPENSE                                           (65,764)         (125,376)        (325,647)       (313,238)

GAIN ON EXTINGUISHMENT OF DEBT                           1,425,448                 -        1,425,448               -
                                                    ---------------     -------------  ---------------   -------------
NET INCOME (LOSS)                                   $    1,124,172      $   (409,869)  $      364,586    $   (986,342)
                                                    ===============     =============  ===============   =============
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE       $         0.01      $      (0.00)  $         0.00    $      (0.01)
                                                    ===============     =============  ===============   =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             104,965,445        87,965,445      101,187,667      79,205,620
       Basic and Diluted                            ===============     =============  ===============   =============








                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                         For the Nine Months Ended September 30,
                                         ---------------------------------------
                                                 2003               2002
                                            -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $    364,586       $   (986,342)
                                            -------------      -------------
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation                                     4,787              2,415
  Depreciation of equipment                      175,388            189,322
  Gain on extinguishment of debt              (1,425,448)
  Amortization of deferred financing cost         49,972             74,959
  Non-cash interest due equipment vendor               -            101,034
  Stock issued for interest expense               30,000                  -
Changes in assets and liabilities:
 Advance to officers                                   -            146,856
 Decrease in accounts receivable                                    (10,000)
 Other assets                                      3,947              2,973
 Increase in accrued expenses                     79,965            202,306
                                            -------------      -------------
Net cash used in operating activities           (716,803)          (276,477)
                                            -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of equipment                         (5,245)                 -
 Advance to affiliate                           (155,000)
                                            -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES           (160,245)                 -
                                            -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of warrants                5,000                  -
 Proceeds from issuance of common stock                -             92,609
 Proceeds from convertible debentures                  -                822
 Adjsutment of notes from restructuring          685,508                  -
 Proceeds from notes                             185,000            167,050
                                            -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        875,508            260,481
                                            -------------      -------------
INCREASE (DECREASE) IN CASH                       (1,540)           (15,996)

CASH - BEGINNING OF PERIOD                         4,791             20,467
                                            -------------      -------------
CASH - END OF PERIOD                        $      3,251       $      4,471
                                            =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 No cash payments were made for income
 taxes or interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of debentures and interest
 into stock                                 $      4,395       $       16,408
                                            -------------      ---------------
 Common stock to be issued for notes        $    225,000       $            -
                                            -------------      ---------------
 Preferred stock to be issued for notes     $    337,500       $            -
                                            -------------      ---------------





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

         During the quarter ended September 30, 2003, the Company settled the remaining balance of the convertible debentures and accrued interest. The full terms are described in a filing on Form 8-K dated July 21, 2003 but in clued a cash payment of $507,850 in January 2004, issuance of $225,000 of Common Stock at market price at the time of issuance, and issuance of $337,500 of preferred stock with conversion to Common shares at a fixed price.


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

         In June 2003, the company borrowed $94,779 on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods. The notes also carry the right under various terms to be converted into common stock at prices ranging from $.01 to $.025 per share.

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

         In July 2003, the company borrowed $110,000 on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods. The company also borrowed $75,000 on a short term note from an individual. The note carries 25% interest and is repayable in 90 days. The notes also carry the right under various terms to be converted into common stock at prices ranging from $.01 to $.025 per share.

         In September 2003, the company reached agreement with SchlumbergerSema settling the outstanding equipment loan. The settlement reduces the balance of principle and interest to $475,000 payable over a 90 day period beginning in October 2003. The note carries no further interest accrual, and represents a savings of $917,548 in principle and accrued interest.


Note 4 --Subsequent Events

         From May through September 2003, the Company advanced one hundred and fifty five thousand dollars to two companies with whom it had established a strategic partnership. The funds were applied to the build-out of wireless internet (Wi-Fi) services in airports and initially were loaned under a letter of intent whereby ICOA would acquire specific contracts and equipment at a future date. Subsequent to the end of the quarter, the Company announced completion of the acquisition of the assets of QGO, LLC, and the signing of a definitive Letter of Intent with Airport Network Solutions.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

ICOA, Inc., is a provider of Public Broadband Internet Access. The company operates private networks of high-speed Internet Terminals (WebCenter3000(TM)), and Wi-Fi (wireless Internet) Hot Spots, in over 180 locations nationwide. ICOA operates in public locations - airports, hotels, marinas, transportation and conference centers. The Company provides fully managed broadband internet access allowing services including: e-mail, e-fax and telephony; business services including printing; e-commerce; and 'venue specific' advertising. ICOA currently operates or manages installations at the San Francisco International Airport, the Greater Baton Rouge, Louisiana Airport, Rhode Island's Newport Harbor `Hot Zone', 100+ Panera Bread locations and several prestigious Hotels.

Management believes Wi-Fi is a logical extension of the core Public Broadband Internet Access business as ICOA sought deployment to multiple new venues including airports, hospitality locations, and transportation hubs. At the majority of these locations, ICOA seeks to supplement Wi-Fi access with Internet terminals for users who do not carry laptop computers or PDA's. ICOA plans to install Internet terminals wherever they provide Wi-Fi access and Wi-Fi access wherever we have Internet terminals. If successful, management anticipates synergies will develop between the two services permitting ICOA to share costs of Internet connectivity, national network infrastructure, and their network operations and call centers, as well as the common credit card validation and transaction and billing systems.


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


Results of operations

Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

Revenue
The Company's principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. The Company generated $106,244 in revenue for the nine months ended September 30, 2003 versus $200,225 in revenue for the nine months ended September 30, 2002. The revenue generated was from Telecommunications services such as Phone, Internet, E-mail, advertising, and license fees.

Revenue (for the nine months ended September 30, 2003)
            Service Revenue from Terminals                    $    106,244
                                                               ========

Cost of Services (for the nine months ended September 30, 2003) Cost of Services consists primarily of:
            Telecommunications Costs                            $   75,094
            Depreciation                                           189,538
            Co-Location and Hosting Services                        40,725
            Maintenance Fees                                        19,699
                                                                -----------

                                    Total                       $  325,056
                                                                ===========

The Gross Profit for the nine months ended September 30, 2003 was negative due to preliminary costs incurred for installation of new locations and the continuing costs associate with carrying excess capacity built into our Network Operations Center which is capable of managing a larger network. As we integrate announced acquisitions and continue deployment of additional terminals and Wi-Fi locations, the gross profit will become positive. The gross profit for the nine months ended September 30, 2003 deteriorated by almost 100% over last years first nine months. This is primarily due to the company not having advertising revenue this year which was realized last year for a period of several months. In addition, the impact of the SARS virus overseas curtailed a significant number of flights through San Francisco a major Gateway to the Far East and until recently our largest revenue producing location. Late in the second quarter and continuing into the third quarter, the company has seen revenue begin to rise to normal levels based on past experience. Also during the second quarter and continuing in the third quarter, the company began site surveys and installation design work in anticipation of adding new locations later in the year. Subtracting depreciation costs from the Cost of Services, the Gross Margin for the nine months ended September 30, 2003 was a loss of $29,275 versus a gain of $68,599 for the nine months ended September 30, 2002. This difference was mostly due to the approximately $60,000 in advertising revenue booked in the third quarter of 2002.

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


These costs decreased 7.0% from $548,086 for the nine months ended September 30, 2002 to $511,615 for the nine months ended September 30, 2003. This decrease is due to the company's general management of its overhead costs and the elimination of a reserve for bad debt incurred in the third quarter of 2002. Management expects general and administrative expenses in future periods to run at increased levels over the current year in support of the growth of the business.


Depreciation Expense included in Cost of Sales

Depreciation expense of $189,538 for the nine months ended September 30, 2003 decreased by $1,664 over the same nine months ended September 30, 2002.


Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes. Interest expense increased from $313,238 for the nine months ended September 30, 2002 to $325,647 for the nine months ended September 30, 2003. The increase is attributable to higher interest rates on "bridge loans" used to cover the short term cash needs of the Company as well as a higher loan balance for much of the quarter. Due to the elimination of approximately $1.1 million in loan principle through restructuring and settlements, the company expects to realize significant savings in interest expense in future periods.


Net Loss

For the nine months ended September 30, 2003, the Company had a profit of $364,586 as compared to a loss of $986,342 for the nine months ended September 30, 2002. The profit is mainly due to the favorable impact of the settlements with note holders leading to extinguishment of debt and a reduction in interest expense associated with these loans.

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

Liquidity and Capital Resources

Cash and cash equivalents were $3,251 at September 30, 2003. Net cash generated in operating activities of $708,645, was derived from the net loss from operations offset by extinguishment of debt, reduction of interest expense, reduction of depreciation of equipment, furniture and fixtures, and amortization of deferred finance costs.

For the nine months ended September 30, 2003 the Company had a working capital deficit of $3,344,964. The company made capital expenditures of $5,245 during the year, and invested $155,000 in joint ventures and the acquisition of technology related to Wi-Fi.

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

During June 2003, the Company raised an aggregate of $94,779 (net of expenses) from the private placement of a short term note.

During July 2003, the Company raised an aggregate of $185,000 (net of expenses) from the private placement of short term notes.

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

In October 2002, the company received a letter from SchlumbergerSema demanding settlement of the outstanding equipment loan at a discounted price. The company made a settlement offer to Schlumberger, and this offer has been accepted subject to certain conditions. The Company is working to meet these conditions to complete this settlement, and anticipates completion of these efforts in the third quarter of 2003. If the company is unable to meet the terms of the settlement, the balance will become the subject of collection activity with a negative impact on current business and revenue. During the third quarter, the Company reached a definitive agreement with SchlumbergerSema related to the equipment financing loan and accrued interest.

The settlements with the holders of the convertible debentures and SchlumbergerSema has led to the extinguishment of approximately $1.3 million of debt and accrued interest.

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

From May through September 2003, the Company advanced one hundred and fifty five thousand dollars to two companies with whom it had established a strategic partnership. The funds were applied to the build-out of wireless internet (Wi-Fi) services in airports and initially were loaned under a letter of intent whereby ICOA would acquire specific contracts and equipment at a future date.

In October 2003, the Company announced completion of the acquisition of the assets of QGO, LLC.

In November 2003, the Company announced the signing of a definitive Letter of Intent with Airport Network Solutions.

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

       Date:  November __14__, 2003
                                                     ICOA, INC.


                                                 /s/ Erwin Vahlsing, Jr.
                                                     ------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer