Form 10KSB/A
period 2002-12-31
ICOA INC
filed 2004-03-22
CIK 745084

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB / A
                                 Amendment No. 1

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
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11
ITEM 7.  FINANCIAL STATEMENTS.................................................17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL MATTERS...............................................18

PART III 18
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........18
ITEM 10. EXECUTIVE COMPENSATION...............................................19
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......24
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................25

PART IV  .....................................................................25
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....25
ITEM 14. CONTROLS AND PROCEDURES..............................................25

SIGNATURES ...................................................................25

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

         As of the date of this filing, various entities have expressed an interest in advertising on our terminals, and providing specialized content for the users however to date none have resulted in contracts.

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

         In December 2002, the suit was amended to include criminal fraud charges against the principals of World Capital, Inc. While ICOA believes it will prevail in these proceedings, there can be no guarantee regarding the outcome of this suit, or the collection of any judgment that might result. In light of these uncertainties, ICOA has written the value of this suit down to zero in the current fiscal year.


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

         The following table sets forth the range of high and low bid prices of our common stock for the fiscal quarters of 2000, 2001 and for the fiscal quarter ended March 31, 2003. The quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The source for these quotations is S & P Comstock on WallStreetCity(R).com by Telescan, Inc, and CBS Marketwatch.

    Year               Quarter                   High                Low
------------ --------------------------- ------------------- ------------------
    2003                  1                     .0023               .0011
------------ --------------------------- ------------------- ------------------
    2002                  4                     .0050               .0020
------------ --------------------------- ------------------- ------------------
                          3                     .0130               .0020
------------ --------------------------- ------------------- ------------------
                          2                     .0140               .0015
------------ --------------------------- ------------------- ------------------
                          1                     .0210               .0030
------------ --------------------------- ------------------- ------------------
    2001                  4                     .0088               .0030
                          3                     .0270               .0075
                          2                     .1050               .0210
                          1                     .1200               .0460
------------ --------------------------- ------------------- ------------------

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


GENERAL

         ICOA, Inc. has deployed an Internet pay phone terminal network. The first terminals were deployed in the second quarter of 2001 at San Francisco International Airport. Most of the company's revenue in 2002 was derived from these terminals and the sale of non-exclusive trademark licenses to companies marketing similar services in areas the Company does not serve. Additional terminals are expected to be installed in Los Angeles International Airport and other targeted locations during 2003. The installation of Los Angeles International Airport, originally planned for the third or fourth quarter of 2001, was delayed due to the loss of the lease financing discussed below, and the subsequent lack of funding required to purchase and install the terminals. The Company has developed a "strategic partner" relationship with SchlumbergerSema, to supply the terminals, and to provide such technical assistance with the installations as may be necessary. Due to the Company's inability to meet is contracted financial obligations, this partnership has been suspended until such time as the Company settles these obligations.

         In the fourth quarter of 2001, The Company negotiated two contracts for paid content for the terminals in San Francisco. The first contract, a six (6) month, sixty thousand dollar ($60,000) agreement was to be paid upon completion, and executed beginning in the first quarter of 2002. The second contract, with the same customer and on similar terms, was to commence ninety days after commencement of the first agreement. The contracts covered all active terminals in the San Francisco International Airport, and were renewable at the advertiser's option. The services offered consisted of banner space on various screens, and "services" buttons on the navigation bar, providing additional information to the user, and a link directly to the advertiser's web site.

         During the first quarter of 2002 the Company recognized $10,000 of advertising revenue and in the second quarter an additional $30,000 of advertising revenue was recognized. Early in the third quarter, the Company became aware that the customer was having financial difficulty, and might not be able to make full payment for its contractual obligations. A reserve for bad debts in the amount of $15,000 was established, and preliminary work on the second contract was suspended. The Company ended up writing the account balance off in late 2002 when the customer closed its business. No further work is being performed, and there will be no future impact on revenue or costs from these contracts.

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

     The revenue was generated from the following service:
                                                               2002        2001
--------------------------------------------------------------------------------
     Telecommunications Services (Phone, Internet, email)     $232,553  $ 80,182
     Business Services (Copy and Print)                              0         0
     e-Commerce Services (Advertising, click-through)                0         0
     Licensing Fees                                             27,100         0
                                            Total             $259,653  $ 80,182
                                                              ========  ========

Cost of Services
         Cost of Services consists primarily of:

         Telecommunications Costs (Phone and
                  High Speed Internet connections)            $111,498  $ 63,014
         Co-Location and Hosting Services (Network Operations
                  Services and ISP Fees)                        51,550    41,746
         Site Commissions (% of Gross Profit from terminals
                  Paid to the location owner in lieu of rent)      819         0
         Depreciation - Operating Assets                      $251,774  $125,888
         Maintenance Fees (Repair and cleaning of terminals)    11,412     7,585
                                                              --------- --------
                                            Total             $ 427,053 $238,233
                                                              ========= ========

The Gross Profit for the year ended December 31, 2002 was a loss of $167,400. The current year's loss is only slightly higher than the prior year in spite of depreciation expense being almost double. This is a significant improvement from year to year in that ongoing direct costs are covered and beginning to move toward break even. While the 2002 increase was insufficient to cover depreciation and overhead, profitability is expected to increase significantly as new installations take place in 2003. The most significant contribution will come from the long delayed installation of terminals in Los Angeles International Airport. This installation will help defray costs we continue to incur based on the capacity built into our Network Operations Center which is capable of managing a larger network. We expect that as 2003 progresses and additional terminals are deployed that the gross profit will continue its positive growth.

Selling, general and administrative expenses
         General and administrative expenses consist primarily of:

        Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel Professional fees associated with deployment of our Internet Pay Phone
         Terminals, and completion of various SEC registrations
        Professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts
        Commissions associated with initial procurement of airport locations Travel and entertainment Facility and office-related costs such as rent, insurance, maintenance and telephone.

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

DEPRECIATION

         Depreciation expense for the year ended December 31, 2002 was $6,382. This increased by approximately $2,243 over the previous year, and is primarily due to increases in office equipment acquired in 2002.

INTEREST EXPENSE

         Interest expense consists of interest accrued on loans and convertible notes payable. Interest expense increased from $649,916 for the year ended December 31, 2001 to $ 822,843 for the year ended December 31, 2002. The increase is primarily attributable to the impact of the beneficial conversion feature associated with the convertible notes charged to expense during 2002.


NET LOSS

         For the year ended December 31, 2002, the Company lost $1,805,585 as compared to a loss of $2,310,855 for the year ended December 31, 2001. The decreased loss is mainly due to the reduction in interest expense associated with our convertible equity notes, the reduction in legal expense since we made no SB-2 filings, a reduction in commissions connected with the airport locations, and reduced marketing and travel due to the poor economic climate.

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

         For the year ended December 31, 2002 the Company had a working capital deficit of $4,226,969. Capital expenditures amounted to $1,880.

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


         During the year, the investors in the convertible debentures converted approximately $16,463 of notes and received approximately 8.6 million shares.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
ICOA, Inc. and Subsidiaries
Warwick, Rhode Island

 We have audited the accompanying consolidated balance sheets of ICOA, Inc. and Subsidiaries as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOA, Inc. and Subsidiaries as of December 31, 2002 and 2001 the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $1,805,585 and $2,310,855 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company had a working capital deficiency of $4,226,969 at December 31, 2002. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in note 2 to the financial statements. The accompanying financial Statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

  The financial statements for the years ended December 31, 2002 and 2001 have been restated (see Note 12).


                                              /s/ Sherb & Co., LLP
                                              ----------------------------
                                              Certified Public Accountants

New York, New York
April 14, 2003
Except for Note 12
As of March 18, 2004

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002
                                    RESTATED


                                     ASSETS


CURRENT ASSETS:
    Cash                                                         $     4,791
    Accounts Receivable                                                    0
    Prepaid expenses and other current assets                              0
                                                                 ------------
       TOTAL CURRENT ASSETS                                            4,791

EQUIPMENT, net                                                       907,687

OTHER ASSETS:
    Advance to affiliates                                                  0
    Deferred finance costs                                            49,972
    Deposits                                                           4,452
                                                                 ------------
       TOTAL OTHER ASSETS                                             54,424
                                                                 ------------
                                                                 $   966,902
                                                                 ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                        $ 1,194,943
    Notes payable                                                    624,955
    Due to equipment vendor (in default)                           1,325,192
    Convertible Debentures (in default)                            1,086,670
                                                                 ------------
       TOTAL CURRENT LIABILITIES                                   4,231,760

OTHER LONG-TERM DEBT                                                       0

STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized
     shares - 150,000,000 shares; 95,965,445 shares
     issued and outstanding                                            9,597
    Additional paid-in capital                                     6,167,220
    Accumulated deficit                                           (9,441,675)
                                                                 ------------
       TOTAL STOCKHOLDERS' DEFICIT                                (3,264,858)
                                                                 ------------
                                                                 $   966,902
                                                                 ============




                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    RESTATED



                                                   Years Ended December 31,
                                            ------------------------------------
                                                 2002                  2001
                                            -------------          -------------
REVENUES                                    $   259,653            $     80,182

COST OF SERVICES                                427,053                 238,233
                                            -------------          -------------
GROSS MARGIN                                   (167,400)               (158,051)

OPERATING EXPENSES:
     Selling, general and administrative        808,960               1,498,749
     Depreciation                                 6,382                   4,139
                                            -------------          -------------
         TOTAL OPERATING EXPENSES               815,342               1,502,888
                                            -------------          -------------
OPERATING LOSS                                 (982,742)             (1,660,939)

INTEREST EXPENSE                               (822,843)               (649,916)
                                            -------------          -------------
NET LOSS                                    $(1,805,585)           $ (2,310,855)
                                            =============          =============
BASIC AND DILUTED NET LOSS PER SHARE        $     (0.02)           $      (0.04)
                                            =============          =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic and Diluted                   83,228,909              51,648,842
                                            =============          =============

                 See notes to consolidated financial statements

                         ICOA, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 RESTATED



                                                     For the Years Ended Dec 31,
                                                   -----------------------------
                                                        2002             2001
                                                   ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $(1,805,585)    $ (2,838,054)
                                                   ------------    -------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                         6,382            4,139
    Depreciation of equipment                          251,774          125,888
    Amortization of deferred financing cost             99,945           60,000
    Stock issued for services                           53,000           87,635
    Stock options and warrants issued for services       3,200          108,150
    Non-cash interest due equipment vendor             134,712             -
    Beneficial conversion                              411,000          895,915
 Changes in assets and liabilities:
  Prepaid expenses                                      81,674          (81,674)
  Advance to officers                                                     -
  Equipment                                                               -
  Other assets                                           5,673           (6,347)
  Accrued expenses                                     545,380          697,560
                                                   ------------    -------------
 Net cash used in operating activities                (212,845)        (946,787)
                                                   ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of equipment                               (1,880)         (69,985)
                                                   ------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                   (1,880)         (69,985)
                                                   ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                   -                  50
 Proceeds from convertible debentures                     -           1,110,000
 Increase in deferred financing costs                     -            (209,917)
 Proceeds from notes                                   199,050          120,559
                                                   ------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              199,050        1,020,692
                                                   ------------    -------------
NET INCREASE (DECREASE) IN CASH                        (15,676)           3,920

CASH - BEGINNING OF PERIOD                              20,467           16,547
                                                   ------------    -------------
CASH - END OF PERIOD                               $     4,791     $     20,467
                                                   ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  No cash payments were made for income taxes or interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of equipment for note                $      -        $  1,213,912
                                                   ============    =============
  Conversion of debentures and interest into stock $    17,808     $    368,408
                                                   ============    =============


                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    RESTATED


                                                   Common Stock          Additional                       Total
                                                ($.0001 par value)        Paid-In       Accumulated   Stockholders'
                                               Shares         Amount      Capital         Deficit        Deficit
                                              ----------    ---------    -----------   -------------  -------------
      Balance, January 1, 1998                22,664,611    $  2,266     $2,884,981    $ (3,214,734)  $  (327,487)
          Net loss                                  -           -              -           (139,522)     (139,522)
                                              ----------    ---------    -----------   -------------  -------------
      Balance, December 31, 1998              22,664,611       2,266      2,884,981      (3,354,256)     (467,009)
          Issuance of stock for:
               Cash and exercise of warrants   8,582,000         858        529,342            -          530,200
               Compensation                      268,099          27         22,813            -           22,840
               Interest                          725,000          72         97,768            -           97,840
               Settlement of loans payable       235,290          24         68,210            -           68,234
          Net loss                                  -           -              -           (630,327)     (630,327)
                                              ----------     --------    -----------    ------------  -------------
      Balance, January 1, 2000                32,475,000       3,247      3,603,114      (3,984,583)     (378,222)

          Issuance of stock for:
               Conversion of debentures        6,305,606         631        304,230            -          304,861
               Cash                              500,000          50         49,850            -           49,900
               Cash received in 1999           1,000,000         100        100,000            -          100,100
          Beneficial conversion                     -           -           518,431            -          518,431
          Net loss                                  -           -              -         (1,340,655)   (1,340,655)
                                              ----------     --------    -----------   -------------  -------------
      Balance, December 31, 2000              40,280,606     $ 4,028     $4,575,625    $ (5,325,238)  $  (745,585)

          Issuance of stock for:
               Conversion of debentures       17,519,046       1,752        346,368            -          348,120
               Interest                          917,016          92         20,196            -           20,288
               Cash                              500,000          50           -               -               50
               Compensation                    3,996,208         400         87,235            -           87,635
               Other                             239,426          24            (24)           -             -
          Issuance of stock options
           for services                             -           -           108,150            -          108,150
          Beneficial conversion                     -           -           938,914            -          938,914
          Net loss                                  -           -              -         (2,310,855)   (2,310,855)
                                              ----------     --------    -----------   -------------  -------------
      Balance, December 31, 2001              63,452,302     $ 6,345     $6,076,464    $ (7,636,093)  $(1,553,282)
                                              ----------     --------    -----------   -------------  -------------
          Issuance of stock for:
               Conversion of debentures        7,986,871         799         15,666            -           16,465
               Interest                          669,583          67          1,277            -            1,344
               Cash                                 -           -              -               -             -
               Compensation                   21,000,000       2,100         50,900            -           53,000
               Other                           2,857,143         286         19,714            -           20,000
          Issuance of stock options
           for services                             -           -             3,200            -            3,200
          Beneficial conversion                     -           -                              -             -
          Net loss                                  -           -              -         (1,805,585)   (1,805,585)
                                              ----------     --------    -----------   -------------  -------------
      Balance, December 31, 2002              95,965,899     $ 9,597     $6,167,222    $ (9,441,678)  $(3,264,858)
                                              ----------     --------    -----------   -------------  -------------

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $1,805,585 and $2,310,855 for the year's ended December 31, 2002 and 2001, respectively. Additionally, the Company had a working capital deficiency of $4,226,969 at December 31, 2002. These conditions raised substantial doubts about the Company's ability to continue as a going concern.

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

         The Company anticipates that its use of cash will remain substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the planned deployment of additional terminals in the coming year. The Company needs to raise a minimum of $2,000,000 through public or private debt or sale of equity to produce additional working terminals, to continue expanding communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals in high traffic locations.

Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to our interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If the Company is unable to obtain financing on reasonable terms, the Company could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on the Company's business, operating results, or financial condition.


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

                                                     Year Ended December 31
                                               ---------------------------------
                                                     2002              2001
                                                --------------    --------------

  Computed expected income tax (benefit)        $    (488,000)    $    (857,000)
  Permanent differences                                19,000           310,000
  Benefits not recorded                               469,000           547,000
                                                --------------    --------------
                                                $        -        $        -
                                                ==============    ==============


7. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31, 2002:

               Office equipment                           $       21,685
               Software                                          174,237
               Computer kiosk equipment                        1,103,156
                                                          ---------------
                                                               1,299,078
               Less accumulated depreciation                     391,391
                                                          ---------------
                                                          $      907,687
                                                          ===============


8. STOCKHOLDERS' DEFICIT

In August 2000, the number of authorized shares changed to 150,000,000 shares of nonassessable voting common stock having a par value of $.0001 per share. All share information presented in the financial statements has been restated retroactively.

In 2002, the Company converted $16,465 principal amount and $1,344 of accrued interest into 8,656,454 shares of the Company's common stock.

In 2001, the Company converted $348,120 principal amount and $20,288 of accrued interest into 18,436,062 shares of the Company's common stock.

The Company issues stock compensation for services, valuing such issued premised upon fair market value of the stock or the services, whichever is more clearly determinable. During the year ended December 31, 2002, the Company issued an aggregate of 23,857,143 shares of common stock to various consultants, in consideration of services rendered to the Company.

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

During February through July 2001, the Company issued 9% Convertible Notes ("Notes") in the aggregate face amount of $1,110,000 and agreed to issue warrants on conversion of the notes for the purchase of the Company's common stock equal to 12% of the number of shares issued on conversion of the notes. This agreement places certain restrictions on the Company's ability to issue any equity, convertible debt or securities until 180 days after an effective registration statement. The warrants, when issued, are exercisable at prices ranging from $0.0192 to $0.072 per share. The notes have a maturity date of two years from the date of issuance. The notes are convertible into the Company's common stock at a conversion price for each share at the lower of $0.048 in the case of the May 2001 note, $0.025 in the case of the June 2001 note, $0.0157 in the case of the July 2001 note or 70% of the average of the three lowest closing bid prices for the Company's common stock for the 60 trading days preceding the conversion date. The Company has recorded a beneficial conversion of $882,000 on this loan which was charged to interest expense per Table 1. The unamortized balance is shown as a discount to the convertible debenture.

Table 1
      Year Ended            Interest Expense      Unamortized Balance
      ----------            ----------------      -------------------
   December 31, 2001          $ 311,750               $ 570,250
   December 31, 2002          $ 411,000               $ 159,250

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

As of December 31, 2002 and 2001, the Company had granted 1,500,000 and 4,496,208 options respectively under the plan for consulting and other services. The options were recorded as compensation expense in 2002 and 2001 by using the Black-Scholes options pricing model (see below).

In 2002, the Company granted 23,857,143 common stock purchase warrants in connection with consulting services. The warrants were issued and exercisable at fair value at an average price of $0.0031 per share. The total value of the warrants was $73,000 of which $20,000 was recorded as settlement of accounts payable and $53,000 was recorded as consulting expense.

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

Stock option and warrant activity for the years ended December 31, 2001 is summarized as follows:



                                                      Weighted Avg.
                            Number of Shares         Exercise Price
------------------------- ------------------- -----------------------------
Outstanding Dec. 31, 2000               0             $     0
------------------------- ------------------- -----------------------------
   Granted - Warrants           9,490,404                  .01 - .07
------------------------- ------------------- -----------------------------
   Granted - Options            4,496,208                  .001
------------------------- ------------------- -----------------------------
   Exercised                            0                   0
------------------------- ------------------- -----------------------------

Outstanding Dec. 31, 2001       13,986,612            $    .01 - .07
------------------------- ------------------- -----------------------------
   Granted - Warrants            1,500,000                 .0113
------------------------- ------------------- -----------------------------
   Granted - Options                     0                  0
------------------------- ------------------- -----------------------------
   Exercised                             0                  0
------------------------- ------------------- -----------------------------

Outstanding Dec. 31, 2002       15,486,612            $    .01 - .07
------------------------- ------------------- -----------------------------


At December 31, 2002, the range of price for all outstanding stock options and warrants was $0.01 to $0.07 per share, with an average remaining life of 4 years and an average exercise price of $0.0469 per share.


12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the first quarter of 2004, the Company re-evaluated its prior accounting treatment for the beneficial conversion feature associated with convertible notes.

The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                          For the Year Ended          For the Year Ended
                                                           December 31, 2002           December 31, 2001
                                                  -------------- ---------------  --------------- -----------------
                                                   As Previously                   As Previously
                                                      Reported      As Restated       Reported       As Restated
                                                  -------------- ---------------  --------------- -----------------
                                                  $     259,653  $      259,653   $       80,182  $         80,182
COST OF SERVICES                                        427,053         427,053          238,233           238,233
                                                  --------------  --------------  --------------- -----------------
GROSS MARGIN                                           (167,400)       (167,400)        (158,051)         (158,051)
OPERATING EXPENSES
  Selling, general and administrative                   808,960         808,960        1,498,749         1,498,749
  Depreciation                                            6,382           6,382            4,139             4,139
                                                  --------------   -------------  ---------------  ----------------
   TOTAL OPERATING EXPENSES                             815,342         815,342        1,502,888         1,502,888
                                                  --------------   -------------  ---------------  ----------------
OPERATING LOSS                                         (982,742)       (982,742)      (1,660,939)       (1,660,939)
INTEREST EXPENSE                                       (411,843)       (822,843)        (902,115)         (649,916)
                                                  --------------  --------------  ---------------  ----------------
NET LOSS                                          $  (1,394,585)   $ (1,805,585)  $   (2,563,054)  $    (2,310,855)
                                                  ==============   =============  ===============  ================
BASIC AND DILUTED NET LOSS PER SHARE              $       (0.02)   $      (0.02)  $        (0.05)  $         (0.04)
                                                  ==============   =============  ===============  ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           83,228,909      83,228,909       51,648,842        51,648,842
     Basic and Diluted


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

                           Summary compensation table

                                             Annual Compensation                 Long-term Compensation

                                                                                Restricted    Securities
Name and Principal            Fiscal                           Other Annual       Stock       Underlying    All Other
Position                      Year     Salary      Bonus      Compensation(1)   Awards (1)     Options     Compensation
-----------------             ---     ---------    -----      ---------------   ----------  ------------   ------------

George Strouthopoulos         2002    $ 120,000     $ 0       $            0            0             0    $      0 (2)
Chief Executive Officer,      2001    $ 105,000       0                    0            0             0           0 (2)
Chairman of the Board of
Directors

Erwin Vahlsing, Jr.           2002       90,000       0                    0            0             0           0 (2)
Chief Financial Officer,      2001       82,000       0               14,162(3)         0             0           0 (2)
Treasurer, Secretary, and
Director

William P. Lord               2002      120,000       0                    0            0             0           0 (2)
President of WebCenter        2001      110,000       0                    0            0             0           0 (2)
Technologies, Inc.

Thomas P. Cannon              2002       36,000       0                    0            0             0           0 (2)
Vice President of  Technology 2001       41,000
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

(b)    Exhibits 31.1 & 31.2
       Exhibit 32.1

(c) During the last quarter of the Company's fiscal year ended December 31, 2002, the following Forms 8-K were filed.

1)     None.





ITEM 14.            CONTROLS AND PROCEDURES

As of December 31, 2002, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls
                                       25

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warwick, State of Rhode Island, on the 19th day of March, 2004.


                                               ICOA, Inc.


                                              By:   /s/ George Strouthopoulos
                                              ----------------------------------
                                                        George Strouthopoulos
                                                        Chief Executive Officer,
                                                        President and Director



         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

         Signature                     Title                         Date

/s/ George Strouthopoulos      Chief Executive Officer,         March 19, 2004
-------------------------      President and Director
    George Strouthopoulos

/s/ Erwin Vahlsing, Jr.        Chief Financial Officer,         March 19, 2004
-------------------------      Treasurer, Secretary and
    Erwin Vahlsing, Jr.        Director