Form 10KSB
period 2003-12-31
ICOA INC
filed 2004-04-09
CIK 745084

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $324,789

The number of shares of Common Stock held by non-affiliates, as of March 31, 2004 was 113,982,212 shares, all of one class of common stock, $.0001 par value, having an aggregate market value of $10,258,399 based on the closing price of the Registrant's common stock of $.09 on March 31, 2004 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

As of March 31, 2004 there were 123,565,445 shares of the Company's Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

None.

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number

PART I         .............................................................4
ITEM 1.        DESCRIPTION OF BUSINESS......................................4
ITEM 2.        DESCRIPTION OF PROPERTIES...................................18
ITEM 3.        LEGAL PROCEEDINGS...........................................18
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........18

PART II        ............................................................19
ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....19
ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...19
ITEM 7.        FINANCIAL STATEMENTS........................................25
ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL MATTERS............................26
ITEM 8A.       CONTROLS AND PROCEDURES.....................................26

PART III       ............................................................27
ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..28
ITEM 10.       EXECUTIVE COMPENSATION......................................28
ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT..............................................31
ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............32

PART IV        ............................................................32
ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K.........................................32
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES......................32

SIGNATURES     ............................................................34

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

How our company is organized

         We were incorporated in Nevada in September, 1983 under the name Quintonix, Inc. In March, 1989 we changed our name to ICOA, Inc. On
March 15, 1999 we created WebCenter Technologies, Inc., a Nevada corporation and our wholly-owned subsidiary. In October, 2003, we acquired the assets of QGo, LLC In December 2003 we acquired Airport Network Solutions Inc., a California corporation and our wholly-owned subsidiary. In February 2004, we acquired the assets of Seventh Wave, LLC.


Where you can find us

         We are located at 111 Airport Road, Warwick, RI 02889. Our telephone number is (401) 739-9205, our facsimile number is (401) 739-9215, our e-mail address is info@icoacorp.com, and our homepage on the world-wide web is at http://www.icoacorp.com.


About Our Company

         We are a Public Broadband Internet Access provider, deploying private networks of high-speed "Webpayphones" (Internet access terminals) and Wi-Fi "hot spots" (public wireless local area networks for Internet access). We own, operate and/or manage private networks of Wi-Fi hot spots, Internet access terminals (WebCenter3000(TM)), and distributed broadband systems. We generate revenue from

o the sale of Wi-Fi systems to airports, hotels, convention centers, marinas, quick-service restaurants and other high-traffic locations coupled with long term operating and maintenance contracts,

o long-term contracts to install, own and operate on a revenue sharing basis Wi-Fi systems and Internet access terminals in airports, hotels, convention centers and other high traffic venues that meet the certain revenue generation criteria and

o end users of Wi-Fi hot spots and Internet access terminals on "pay-for-use" transactions

         We have deployed an automated network of Internet access terminals through our wholly owned subsidiary WebCenter Technologies, Inc. We have installed a network to provide, via these terminals, telecommunications services, telephone, internet access, e-mail and e-facsimile as well as business services including printing capability, e-commerce, advertising and bill paying.

         Through our wholly-owned subsidiary Airport Network Solutions, Inc.
(ANS) , we are a neutral-host provider that partners with airports to design, install, operate, maintain, and manage facility-wide public Wi-Fi networks. Our turnkey service manages all authentication, customer support, billing, reconciliation and in-building roaming. This wireless infrastructure can be branded by the airport and also opened up to Wi-Fi aggregators and wireless internet service providers (ISPs) as part of their own branded services.

         Our first installation was at the San Francisco International Airport on June 1, 2001, and we currently have 63 Internet access terminals installed in this airport. In 2002, this operation provided the majority of our revenue. During 2003, we installed Internet access terminals and a Wi-Fi network at the Baton Rouge, LA airport. We have installed and operate Wi-Fi networks in the following airports: Sacramento, CA, Fresno, CA and Savannah, GA, as well as the Mayflower Hotel in New York. We also operate Wi-Fi "hot zones" in the harbor district of Newport, RI and Boston's South End, as well as in 140 Panera Bread bakery locations throughout the United States.

         In addition, we own and operate Internet access terminals in the McCormick Place Convention Center in Chicago as well as several hotel and youth hostel locations in Massachusetts, New York and Illinois.

         The report of our independent auditors on our financial statements for the years ended December 31, 2003 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

         In March 2004, we entered into a Standby Equity Distribution Agreement for $5,000,000 with Cornell Capital Partners, LP. This flexible equity facility may be used in whole or in part at our sole discretion, upon the effective date of a registration statement to be filed with the Securities and Exchange Commission. Under this agreement we will have access to up to $5,000,000 over a two-year period. This access to funds will provide us with financial flexibility, and should allow us to complete pending acquisitions and seek additional acquisition candidates. We also believe that this facility will allow us to develop more airport, hotels, and other locations for Wi-Fi networks and Internet access terminals throughout the country.

         Simultaneously, we entered into a $550,000 convertible debenture with Cornell Capital Partners as a bridge loan to fund operations through the registration process.


Our products and services

         Wi-Fi

         Our wholly-owned subsidiary Airport Network Solutions designs and manages Wi-Fi solutions for the North American airport industry. ANS develops innovative revenue sharing business models for Wi-Fi or WLANs (wireless local area networks) and designs solutions that enable airports to provide cost effective 802.11x wireless access to public and private customers. ANS partners with airports to design, install, manage and operate a single common-use WLAN infrastructure throughout the facility. Additionally, ANS is able to secure transaction volume and revenue as consumer adoption of Wi-Fi technology grows.

         ANS provides airports with WLAN expertise and solutions including: financing, network design, installation, maintenance and management for both public (travelers) and private (airlines and other airport tenants) access. ANS provides 24 hour, high-speed, wireless Internet access to mobile professionals and private users in airports. ANS derives its revenues from

o monthly private usage fees from airlines and airport concessionaires for access to Wi-Fi services

o        transaction and access fee revenue from Wi-Fi end-users

o wholesale access fees from other telecommunications providers and Wi-Fi service aggregators such as Boingo

o professional consulting services to telecommunications carriers and airports

         Currently we have installed and manage Wi-Fi networks at airports in Sacramento, CA, Fresno, CA and Savannah, GA. Additionally, we served as a Wi-Fi network consultant to San Francisco International Airport in developing an RFP for Wi-Fi services and were hired to advise both Sprint and IBM on airport Wi-Fi business models and strategies. These consulting engagements were completed during 2003.

                  As a result of the acquisition of the assets of QGO in October 2003, we also assist quick-service restaurants, hotels, marinas and other high-traffic locations in developing and operating Wi-Fi networks. QGO builds and operates distributed-broadband and broadband-on-demand networks, creates and hosts customized portals, and furnishes and installs wireless transmission products. As of the date of this filing, we have installed Wi-Fi networks in over 140 Panera Bread bakery locations throughout the United States. We have also installed Wi-Fi networks at the Newport, RI harbor "hot zone", the Boston South End "hot zone" and one hotel property in New York City.


         Internet Access Terminals

         We place, own, and operate terminals in strategic, high traffic areas, so we can reach consumers and earn revenue by offering services from the following three categories:



         Telecommunications Services

o        Internet and e-mail access

o        Local and long distance phone calls

         Business Services

o Print (from laptop or other enabled portable device, documents, Internet pages, or e-mail attachments)

         e-Commerce Services

o        Passive advertising from attract mode

o        Sponsorships of portal and directory services

o        Banner advertising

o        Click-through referrals for web site visits

o        Online retail sales and bill payment


         We sell both telecommunication and business services directly to the consumer. We intend to introduce a passive advertising medium from which we expect to derive advertising revenues based on exposures. We intend to package content with support from strategic partners, sponsors, service affiliates and third party content providers.

         In December 2003, we entered into a letter of intent to acquire Internet Media Group, which owns, operates and services 80 high-speed Internet access terminals. IMG has an installed base of 64 Internet access terminals in hotels and youth hostels located in Massachusetts and Florida, and 16 Internet access terminals in Logan International Airport in Boston, MA. We anticipate that the acquisition will be completed during the second quarter of 2004.


Our Technology and Network

         Wi-Fi Network "Hot Spots"

         Wi-Fi, 802.11x, is a wireless technology for transmitting data between computing devices and the Internet at speeds as high as 54 Mbps. The technology operates within the unlicensed 2.4 GHz industrial band. Wi-Fi equipment has become inexpensive and is now available to the average home computer user, further widening its installed base and demand. Today, new laptop computers and PDA's are being shipped `Wi-Fi Ready'.

         We are attempting to capitalize on the growing need for Wi-Fi access in public spaces by developing a network of Wi-Fi locations, called Hot Spots or Access Points. "Hot Spots" are public places where Wi-Fi access is available to end-users. We intend to install both new "Hot Spots" at airports and retrofit existing, and future deployments of WebCenter3000(TM)' terminals with Wi-Fi technology, providing a hybrid of wired and wireless connectivity.

         Our Wi-Fi networks allow user's access to Wi-Fi aggregators and roaming partners. Aggregators drive incremental traffic to our Hot Spots, provide access control, and manage the backend infrastructure for authentication, roaming and settlement services. Aggregators also perform transaction accounting and auditing functions. Since we own and manage our network, we are essentially a wireless Internet Service Provider (WISP) for those users who are seeking connectivity and have not yet subscribed to a service.

         Internet Terminals: the WebCenter3000(TM)

         Our WebCenter3000(TM) Internet terminals were designed to be public access terminals that deliver multiple communications services such as local and long distance telephony; business services such as e-fax, email, and Internet access; and a new, alternative "electronic billboard" advertising and "paid content" platform. The terminals were manufactured by SchlumbergerSema.

         Components meet strict guidelines for reliability, durability and market life to ensure a reliable, stable product. The terminals are installed in existing public payphone enclosures enabling rapid deployment with no facilities modifications. Designed for high traffic locations, the terminals include a 14" color touch screen, water resistant lightweight aluminum casing, magnetic credit card and smart card reader, high end full page thermal printer, and an integrated security system that provides instant notification to the network administrator if the terminals are tampered with. Software, including operating system components and content, is remotely managed from the Network Operations Center. This allows rapid deployment of seasonal and regional content that can be loaded on any number or group of machines within the network.

         Network

         Each of the WebCenter3000(TM) terminals are installed with high speed connectivity to the Internet through our Network Operations Center (NOC). Utilizing state-of-the-art Cisco equipment and a local area network (LAN) constructed on each airport campus connecting the WebCenter3000(TM) terminals via Frame Relay back to the NOC, the traffic is routed directly to the Internet via proxy server, while credit card transactions and other operational traffic is routed to our servers located in the NOC. A sophisticated firewall prevents access to the network from outside. This network architecture provides ease of installation, high-speed connectivity, content management, security, and real time (24/7) monitoring of each terminal. Terminal locations are currently connected to the NOC via a Frame Relay backbone provided by Qwest.

         Network Operations Center and Backbone

         Our Network Operations Center (NOC) was built by SchlumbergerSema and is hosted in Qwest Communications' Cyber Center in Burbank, CA. This manned co-location facility provides real time supervision and maintenance of our network. In its current configuration, our NOC is capable of supporting up to 1,000 devices and is scaleable to 5,000 devices.

         While the NOC provides interconnection and oversight, our Service Operations Center (SOC) in Warwick, RI has become the central point from which troubleshooting, software distribution, updates, and performance monitoring are managed. Our SOC allows our Wi-Fi customers to manage Hot Spot locations including customized branding, billing, credit card processing, flexible retail plans, location monitoring and notification, and usage reporting. We also provide our Wi-FI customers with portal services including a hosted web page which incorporates customer logo and message, 24/7 toll-free in-bound help desk support services and network monitoring, and monthly transactional settlement and reporting.

Our Marketing Strategy

         We have developed a multi-faceted marketing plan to facilitate the following objectives:

o Acquire synergistic companies or assets of companies already engaged in the Wi-Fi or Internet access terminal industry

o        Acquire and retain strategic high-traffic locations

o Leverage existing assets by sharing the common costs of our Network Operations Center and Service Operations Center, credit card validation, authentication, transactions and billing systems across a rapidly expanding number of locations

o Install Internet access terminals wherever we provide Wi-Fi access, and Wi-Fi access wherever we offers Internet access terminals

o        forge synergy partnerships with suppliers and location hosts

o provide more extensive back-office support for locations under management

o        attract and satisfy targeted users

o        stimulate repeat usage and loyalty

o        secure advertising and e-commerce sponsorship

o        create industry awareness

         We acquire strategic locations for our Wi-Fi networks and Internet access terminals through our in-house sales and marketing efforts, and a network of independent contractors working on a commission basis.

Acquisition of Substantially all of the Assets of Go Online Networks

         In December, 2001, we acquired certain assets of the Kiosk Division of Go Online Networks Corporation ("GONT"). In consideration for these assets, we delivered a five-year warrant, exercisable for a nominal exercise price in whole or in part at any time after one year for such number of shares of our Common Stock as would have been determined by dividing $100,000 by 75% of the average bid price per share of the Common Stock for the three trading days immediately preceding the exercise date. Concurrent with the acquisition, GONT loaned us $100,000.

         In November 2003, we renegotiated the terms of the acquisition and issued to GONT 3,000,000 shares of our Common Stock, a note for $20,000 payable within 180 days, and a warrant to purchase 2 million shares at $.045 exercisable for 18 months.

Acquisition of Substantially all of the Assets of QGo, LLC

         In October, 2003, we acquired substantially all of the assets of QGo, Inc. for a purchase price of $30,000. QGo is a national provider of Wi-Fi Internet connectivity applications and services.

Acquisition of Airport Network Solutions. Inc.

         During 2003, we entered into a letter of intent to acquire Airport Network Solutions, Inc. ANS develops innovative revenue sharing business models for Wi-Fi and WLAN's and in solutions that enable airports across the country to provide cost effective 802.11x wireless access to public and private customers. In contemplation of the acquisition, we loaned ANS $250,000 to purchase equipment for airport installations. The acquisition was completed in December 2003. In connection with the acquisition, we agreed to issue the former owners of ANS unregistered shares of our Common Stock valued at $200,000.

Acquisition of Substantially all of the Assets of Seventh Wave, LLC

         In February 2004, we acquired substantially all of the assets of Seventh Wave, LLC for a purchase price of $5,000. Included in the sale was the trademarked "NetontheGo.com" web portal which offers a wide range of information content, ranging from business news and financial data to weather, travel and entertainment listings. As a result of the acquisition, we now own and operate internet access terminals at the McCormick Place Convention Center and other Chicago area locations.


Employees

         We have 8 full time employees, and 4 part time employees. We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years


Impact of Terrorist Attacks

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

Risk Factors

         Investment in our securities involves a high degree of risk. In evaluating an investment in our Common Stock, stockholders and prospective investors should carefully consider the following:

         We Have Historically Lost Money And Losses May Continue In The Future. For the 12 months ended December 31, 2003, we lost $774,663. Our stockholders' deficit was $2,995,913. Future losses may occur.

         Our Negative Cash Flow, Operating Losses And Limited Operating History Makes It Difficult or Impossible To Evaluate Our Performance And Make Predictions About The Future. We have a limited operating history and have not operated in the "WI-FI" market prior to 2003. We are in the early stages of deploying our wired and wireless networks. Segments of our networks are currently operating in California, New York, and Louisiana. Consequently, there is no meaningful historical operating or financial information about our business upon which to evaluate future performance.

         We cannot assure generation of significant revenues, sustained profitability or generation of positive cash flow from operating activities in the future. If we cannot generate enough revenue, our business may not succeed and our Common Stock may have little or no value.

         We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2003 Were Not Sufficient To Satisfy Our Current Liabilities. As of December 31, 2003, we have incurred substantial operating losses. We have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our build-out and acquisition phase.

         We Have Been The Subject Of A Going Concern Opinion As Of December 31, 2003 And December 31, 2002 From Our Independent Auditors Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the years ended December 31, 2003 and 2002 which state that we have incurred losses of $774,663 and $1,805,585 for the years ended December 31, 2003 and 2002, and that we had a working capital deficiency of $4,043,019 at December 31, 2003 and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Our financial success depends on the commercial acceptance and profitability of our services. If these factors are unsuccessfully addressed or improperly executed, our Company's business and financial results could suffer. These factors include:

                           (i) Our ability to manage rapid growth of infrastructure, facilities, employees, customers, strategic alliances and legal concerns;
                          (ii) Our ability to attract and sustain locations and a customer base sufficient to achieve profitable operations;
                         (iii) Our ability to attract, train, and retain qualified personnel;
                          (iv) Our ability to predict and respond quickly to market forces.

         Our Business Model Uses Estimates To Project Revenues And Cost, Is Unproven, And May Not Yield The Anticipated Revenue Or Profitability. Our success depends on the continued growth of Internet usage. Although Internet usage and popularity have grown rapidly, we cannot guarantee the continuation of this growth. Critical issues concerning the increased use of the Internet, including security, reliability, cost, ease of access and quality of service remain unresolved, and are likely to affect the development of our market. Initial cost projections of providing high-speed reliable access to the consuming public are extremely difficult to develop. Although variables have been established for the mean installation cost and the cost of revenue, they are dependent on many other independent variables. It is possible that we may not have considered all costs involved. Due to many factors, the costs associated with network installation will vary between the various location venues that we are targeting. We will expand only into those markets and locations we believe will be profitable after considering installation costs and other competitive factors.

         We May Not Be Able To Accommodate Rapid Growth Which Could Impact Our Business And Financial Results. We are currently managing Internet terminals and Wi-Fi networks installed in airports, restaurant chains, and hotels. To manage anticipated growth, we must continue to implement and improve our operational, financial and management information systems. We must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage our relationships with end users, suppliers and other third parties. Our expansion could place a significant strain on our current services and support operations, sales and administrative personnel, capital and other resources. We could also experience difficulties meeting demand for its services. We cannot guaranty that our systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. Our failure to effectively manage growth could adversely affect business and financial results.

         We Have Completed A Limited Number Of High-Speed Wireless Installations And Face Increasing Competition For Future Installations. The market for wireless data access services is in the early stages of development. Critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, remain unresolved and are likely to affect the market for high-speed service. We cannot reliably project potential demand for high-speed service, particularly whether there will be sufficient demand at the volume and prices we need to be profitable. Moreover, if the customer base for high-speed service does not expand at the rate required to support the planned deployment of our network, our revenues and business will suffer, and we may be unable to complete our planned deployment. In addition, competition to provide wireless data access services could result in a high turnover rate among users, which could have an adverse effect on business and results of operations.

         We must deploy our networks in a limited time in order to compete effectively. Rapid introduction of our service is crucial to successfully compete against other competitive access providers. If we are unable to deploy our networks in accordance with sales goals, we could incur substantial unanticipated costs or be forced to revise our business plan.

         We depend on physical infrastructure largely maintained by third parties and subject to disruption by events outside our control. Our success will depend upon the capacity, reliability and security of the infrastructure used to carry data between users and the Internet.. A bandwidth carrier that provides poor service and has frequent network breaks greatly limits our ability to provide quality service to clients. Our financial and business results may be negatively affected by leasing poorly maintained infrastructure from various third parties.

         Uncertain Demand For Our Services May Cause Operating Results To Fluctuate. We are unable to forecast revenues with certainty because of the unknown demand for the consumer portion of our high-speed service and the emerging nature of the Wi-Fi industry. Revenues could fall short of expectations if we experience delays in completing the installation of network locations or entering into agreements with additional channel partners. Future operating results will be subject to annual fluctuations due to several factors, some of which are outside our control.

         An Industry Wireless Standard Has Not Been Developed And Could Lead To Increased Cost Of Deployment. There are currently many competing standards in the wireless data transport market, and it is important to recognize these standards. While the 802.11x standard has become widely accepted, we cannot guarantee that the industry's reliance on this standard will continue. The 802.11x standard may be replaced by another standard, and then our antennas and transport mechanisms may not interoperate with other standards and equipment. 802.11x is an IEEE standard used by large wireless data equipment vendors that supports equipment interoperability in the 2.4 GHz frequency band. Data transfer rates of up to 11Mbps are supported by this standard.

         Incompatibility May Exist Between Supposedly Compatible Products Leading To Increased Cost Of Operation. Although 802.11x compliant equipment is required to interoperate with all other compliant products, several respected wireless publications have proven that some 802.11x equipment is not compatible with other brands. Because we must use wireless equipment from a variety of manufacturers, there is concern that some of these products may not operate with other installed wireless equipment. We intend to take proper precautions such as comprehensive initial tests and tracking, in purchasing equipment from new manufacturers to ensure that it is interoperable. Even with these measures, the possibility exists of purchasing equipment that, under certain conditions, does not interoperate with other equipment. The costs related to purchasing this equipment could be high, and would negatively affect our profitability.

         We operate in an industry with rapidly changing technology, and our success will depend on the ability to deploy new products and services that keep pace with technological advances. The market for Internet access is characterized by rapidly changing technology and evolving industry standards in both the Wi-Fi and Internet access terminal industries. Our technology or systems may become obsolete upon the introduction of alternative technologies. If we do not develop and introduce new products and services in a timely manner, we may lose opportunities to competing service providers, which would adversely affect business and results of operations.

         Our Ability To Grow Is Directly Tied To Our Ability To Attract And Retain Customers. We have no way of predicting whether our marketing efforts will be successful in attracting new locations and acquiring substantial market share. Past efforts have been directed toward a limited target market of airports, restaurant chains, hotel owners and management companies.

         New And Existing Competition May Gain Market Share And Limit Our Potential Growth. We have great concern about competing firms entering our target markets. We recognize tremendous value in being the first-to-market in many different geographical areas and market verticals especially since most of the location contracts are long-term in nature.

         Our Networks Are Subject To Operational Risks. Our networks are subject to the operational risks inherent in large-scale, Wi-Fi and terminal based network systems. The operations, administration, maintenance and repair of these networks require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment. We cannot assure that, even if built to specifications, our networks will function as expected, in a cost-effective manner. The failure of hardware or software to function as required could render a network unable to perform at design specifications, which would require us to pay for costly repairs or retrofits.

         We Could Fail to Attract or Retain Key Personnel. Our success largely depends on the efforts and abilities of key executives and consultants, including George Strouthopoulos our Chairman and Chief Executive Officer, and Erwin Vahlsing, Jr., our Chief Financial Officer. The loss of the services of either officer could materially harm our business because of the cost and time necessary to replace and train a replacement. Such loss would also divert management attention away from operational issues. We do not presently maintain key-man life insaurnce policies on either Strouthopoulos or Vahlsing. We also have a number of key employees that manage our operations and, if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. In addition, we need to attract additional high quality sales, technical and consulting personnel. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

         Our Networks Are Subject To The Risk Of Obsolescence. Each of our networks are expected to have a design life of not less than 10 years; however, there can be no assurance of the actual useful life of any of these systems. The failure of any of our systems to operate for their full design life could have a materially adverse effect on us.

         We May In The Future Be Subject To Federal and State Telecommunications Regulation. We are not currently subject to regulation by the FCC and state public utility commissions. Changes in the regulation or interpretation of legislation affecting our operations could have a material adverse effect on our business, operating results and financial condition.

         We Are Subject To Municipal and Other Local Regulation. Municipalities may require us to obtain building permits and licenses or franchises in order to install Wi-Fi equipment and Internet terminals in various locations. A municipality's decision to require the Company to obtain permits or licenses could delay or impede the deployment of our networks.

         There Are Many Competitors In Our Industry. While there are numerous companies involved in Wi-Fi and Internet terminal deployment, many of these firms are focused on delivering single product solutions. One or more of these companies may choose to compete against our target products and services. In addition to the large established companies there are numerous small companies that may pursue similar markets with similar products and services Increased competition could have material adverse consequences on us.

         We May Be Unable To Obtain Additional Financing Which Could Affect Our Operating Performance And Financial Condition. We will require additional capital. We cannot guaranty that additional financing will be available on favorable terms, or at all. Any additional financings may dilute the value and voting power of the Common Stock. Other than our agreement with Cornell Capital Partners, we currently have no bank borrowings or credit facilities, and we cannot guaranty that we will be able to arrange any such debt financing or that such financing, if available, will be on acceptable terms. If we cannot obtain adequate funds, we cannot fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to market demands or to competitive pressures or market changes. All of these factors could have an adverse effect on our projected operating performance and financial condition.

         No Expectation of Dividends on Common Stock. We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our Common Stock at any time in the foreseeable future. The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our Board of Directors will consider. Since we do not anticipate paying cash dividends on our Common Stock, the return on investment on our Common Stock will depend solely on an increase, if any, in the market value of the Common Stock.

         Our Common Stock May Lack Liquidity And Be Affected By Limited Trading Volume. Our Common Stock is traded on the NASDAQ Over the Counter Bulletin Board. There can be no assurance that an active trading market for our common stock will be maintained. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

         The Volatility Of Stock Prices May Adversely Affect The Market Price Of Our Common Stock. The market for the Common Stock is highly volatile. The trading price of the Common Stock could be subject to wide fluctuations in response to, among other things:

                (i) quarterly variations in operating and financial results;
               (ii) announcements of technological innovations or new products by our competitors or us;
              (iii) changes in prices of our products and services or our competitors' products and services ;
               (iv) changes in product mix;
                (v) changes in our revenue and revenue growth rates;
               (vi) response to our strategies concerning software and the
                    Internet ; and
              (vii) marketing and advertising.

                  Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or related to it could result in an immediate effect in the market price of our Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many software and Internet companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

                  Quarterly Operating Results are Uncertain and May Fluctuate Significantly, Which Could Negatively Affect the Value of the Common Stock. Our quarterly results of operations have varied in the past and are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, some of which are outside of our control.

                  We believe that revenues will be subject to fluctuations in the economy and seasonal travel in particular. Our results of operations may be impacted by these fluctuations. Consequently, our results of operations could be harmed by a downturn in the general economy or a shift in consumer buying patterns.

                  Due to these and other factors, we believe that quarter-to-quarter comparisons of operating results may not be meaningful and investors should not rely upon them as an indication of future performance. Our operating expenses are based on expected future revenues and are relatively fixed in the short term. If revenues are lower than expected, we could be adversely affected. In this event, the market price of our Common Stock likely would decline.

                  Risks Associated with Potential Acquisitions. As part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. We cannot guaranty that we would be successful in overcoming these risks or any other problems encountered with such acquisitions, and our inability to overcome such risks could have a material adverse effect on its business, financial condition and results of operations.

                  Failure To Maintain Adequate General Liability, Commercial, and Product Liability Insurance Could Subject The Company To Adverse Financial Results. Although the Company carries general liability, product liability and commercial insurance, we cannot guaranty that this insurance will be adequate to protect it against any general, commercial and/or product liability claims. Any general, commercial and/or product liability claim which is not covered by such policy, or is in excess of the limits of liability of such policy, could have a material adverse effect on our financial condition. There can be no assurance that we will be able to maintain this insurance on reasonable terms.

                  Our Common Stock Is Deemed To Be "Penney Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements. Our Common Stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

                  o        With a price of less than $5.00 per share;
                  o That are not traded on a "recognized" national exchange;
                  o Whose prices are not quoted on the NASDAQ automated quotation system (ASDAQ listed stock must still have a price of not less than $5.00 per share); or
                  o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

                  Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

                  Possible Issuance of Substantial Amounts of Additional Common Stock Without Stockholder Approval Could Dilute Investors. Additional shares of Common Stock may be issued upon the exercise of stock options granted or available for grant under our stock option plans and other stock options previously granted. All of such shares may be issued without any action or approval by our stockholders. Any shares issued would further dilute the percentage ownership of the Common Stock.


SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

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


ITEM 3.  LEGAL PROCEEDINGS

Dispute with World Capital, Inc.


         On January 25, 2002, a legal proceeding was commenced by us, against World Capital, Inc., a leasing company with which the Company had a contract to finance certain equipment purchases.

         On June 15, 2001, we signed a lease agreement with World Capital, Inc. and made payment of $178,641.49 representing the first and last two months lease payments. On July 25, 2001 World Capital, Inc. gave notice to us of its intention not to fund the equipment lease. We have filed suit in US District Court for the Eastern District of Pennsylvania seeking recovery of the payment, accrued interest, and damages caused by the failure to fund.

         In December 2002, the suit was amended to include criminal fraud charges against the principals of World Capital, Inc. We are currently in the discovery phase of the litigation process. While we believe we will prevail in these proceedings, there can be no guarantee regarding the outcome of this suit, or the collection of any judgment that might result. In light of these uncertainties, we have written the value of this suit down to zero.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "ICOA".

         As of March 31, 2004, we had 123,565,445 shares of common stock outstanding held by 782 stockholders of record.

         The following table sets forth the range of high and low bid prices of our Common Stock for the fiscal quarters of 2003 and 2002. The quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The source for these quotations is S & P Comstock on WallStreetCity(R).com by Telescan, Inc, and CBS Marketwatch.

     Year            Quarter                 High               Low
------------- ------------------------ ----------------- -----------------
     2004               1                    .117              .067
------------- ------------------------ ----------------- -----------------
     2003               4                    .115              .026
------------- ------------------------ ----------------- -----------------
                        3                    .047              .0071
------------- ------------------------ ----------------- -----------------
                        2                    .011              .0012
------------- ------------------------ ----------------- -----------------
                        1                    .0023             .0011
------------- ------------------------ ----------------- -----------------
     2002               4                    .0050             .0020
------------- ------------------------ ----------------- -----------------
                        3                    .0130             .0020
------------- ------------------------ ----------------- -----------------
                        2                    .0140             .0015
------------- ------------------------ ----------------- -----------------
                        1                    .0210             .0030

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

GENERAL

         We are a provider of Public Broadband Internet Access. The company operates private networks of high-speed Internet Terminals (WebCenter3000(TM)), and Wi-Fi (wireless Internet) Hot Spots, in over 180 locations nationwide. We operate in public locations - airports, hotels, marinas, transportation and conference centers. We provide fully managed broadband Internet access allowing services including: internet access, e-mail, e-fax and telephony; business services including printing; e-commerce; and 'venue specific' advertising. We currently operate or manage installations at the San Francisco International Airport, the Greater Baton Rouge, Louisiana Airport, Rhode Island's Newport Harbor `Hot Zone', 140 Panera Bread locations and several prestigious hotels.

         Management believes Wi-Fi is a logical extension of the core Public Broadband Internet Access business as we seek deployment to multiple new venues including airports, hospitality locations, and transportation hubs. At the majority of these locations, we seek to supplement Wi-Fi access with Internet access terminals for users who do not carry laptop computers or PDA's. Our objective is to install Internet access terminals wherever we provide Wi-Fi access and Wi-Fi access wherever we have Internet access terminals. If successful, we anticipate synergies will develop between the two services permitting us to share costs of Internet connectivity, national network infrastructure, and network operations and call centers, as well as the common credit card validation and transaction and billing systems.

Going Concern

As reflected in ICOA, Inc.'s financial statements for the twelve months ended December 31, 2003, ICOA's stockholders' deficit of $2,995,913 and its working capital deficiency of $4,043,019 raise substantial doubt about its ability to continue as a going concern. The ability of ICOA to continue as a going concern is dependent on ICOA's ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit. The financial statements for December 31, 2003 do not include any adjustments that might be necessary if ICOA is unable to continue as a going concern.


Critical Accounting Policies And Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods.

Concentration of credit risk

Concentration of credit risk with respect to trade receivables are limited to customers disperse across the United States of America. All trade receivables are concentrated in the quick service restaurant segment of the economy; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the quick service restaurant industry. At December 31, 2003, the Company deems all accounts to be collectible. Accordingly, no allowance for bad debts has been made on the books of the Company.


Fair Value of Financial Instruments

The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

Deferred Financing Costs

The Company amortizes deferred financing costs over the life of the notes.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided by the straight - line method over the estimated useful lives of the related assets, which is estimated to be from three to seven years.

Research and Development

Research and development costs are charged to expense as incurred.

Stock Based Compensation

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

Revenue Recognition

Revenue generated for Internet access via Wi-Fi or Internet terminals is recognized at the time the service is used. Costs associated with providing the services are expensed as incurred. Revenue generated from the sale and configuration of Wi-Fi equipment is recognized at time of shipment FOB to the customer. Costs associated with the equipment sold are expensed at the time of shipment. Configuration and setup labor is expensed as incurred. Revenue generated from managed services (both help desk and network management) is recognized at the time of billing. Services are billed at the beginning of each month's activity. Revenue from technology licensing is recognized on receipt. These licenses do not carry any long term obligations on the part of the Company.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

RESULTS OF OPERATIONS

Revenue

Our principal source of revenue is derived from the ownership and operation of Internet pay phone terminals. We generated $324,789 in revenue for the year ended December 31, 2003 versus $259,653 in revenue for the year ended December 31, 2002. The revenue generated was from telecommunications services such as telephone, Internet access, e-mail and license fees. During fiscal 2003, we also began generating revenue from Wi-Fi equipment sales, installation fees, and network management and maintenance services


            Revenue was generated from the following services:

                                                      2003              2002

             Transaction Service Fees               $ 140,140         $ 232,553
             Licensing Fees                           120,000            27,100
             Wi-Fi Equipment Sales and Service         52,286                 0
             Managed Services                          12,363                 0

                                     Total           $324,789         $ 259,653
                                                     ========         =========

Cost of Services

Cost of Services consists primarily of:

                                                      2003              2002

             Telecommunication Costs                $ 107,952         $ 111,498
             Co-Location and Hosting Services          55,023            52,369
             Depreciation Expense                     254,211           251,774
             Wi-Fi Equipment and Installation          41,940                 0
             Managed Services                          10,503                 0
             Maintenance Fees                          10,615            11,412

                                     Total          $ 480,244         $ 427,053
                                                    =========         =========


The Gross Profit for the year ended December 31, 2003 was negative due to preliminary costs incurred for installation of new locations and the continuing costs associated with carrying excess capacity built into our Network Operations Center which is capable of managing a larger network. The gross profit for the year ended December 31 2003 improved marginally by approximately 7% over the previous year. This is primarily due to a 25% increase in revenue. During the first and second quarters of 2003, the impact of the SARS virus overseas curtailed a significant number of flights through San Francisco, a major gateway to the Far East and our until recently our largest revenue producing location. Late in the second quarter and continuing into the third quarter, we saw revenue begin to rise. During the second quarter and continuing in the third quarter, the Company icurred costs associated with site surveys and installation design work in anticipation of adding new locations later in the year. Subtracting depreciation costs from the Cost of Services, the Gross Margin for the year ended December 31, 2003 was a profit of $98,756 versus a profit of $84,374 for the year ended December 31, 2002. This difference was mostly due to the inclusion of revenue attributable to Wi-Fi equipment sales and managed services during 2003.


Selling, General and Administrative Expenses

General and administrative expenses consist primarily of:
                o Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel
                o professional fees associated with deployment of our Internet access terminals and Wi-Fi networks
                o   completion of the registration process with the SEC
                o professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts
                o commissions associated with initial procurement of airport locations
                o   travel and entertainment
                o facility and office-related costs such as rent, insurance, maintenance and telephone

These costs increased approximately 99% from $808,960 for the year ended December 31, 2002 to $1,657,769 for the year ended December 31, 2003. This increase is primarily due to an increase in professional and consulting expenses associated with the development of our Wi-Fi business plan. In addition, we incurred higher payroll costs associated with the hiring of additional personell in the fourth quarter. As part of the consolidation of Airport Network Solutions, the Company incurred an added expense of $161,000 in connection with their travel and entertainment expenses. Management expects general and administrative expenses in future periods to run at increased levels over prior years in support of the growth of the business.

Depreciation Expense included in Cost of Sales

Depreciation expense of $254,211 was recorded for the year ended December 31, 2003 as compared to $251,774 for the year ended December 31, 2002. An increase of $2,437.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes. Interest expense decreased from $822,843 for the year ended December 31, 2002 to $527,581 for the year ended December 31, 2003 representing a decrease of $295,262. The decrease was primarily attributable to a reduction in convertible notes and the settlement of the vendor note due SchlumbergerSema. In addition, the beneficial conversion feature associated with the convertible debenture which was being written off over the life of the debenture was fully amortized in the first half of the 2003 fiscal year.

Net Loss

For the year ended December 31, 2003, we had a net loss of $774,663 as compared to a loss of $1,805,585 for the year ended December 31, 2002. The decrease in net loss of $1,030,922 was mainly due to the $1,576,746 gain on extinguishment of debt and a reduction in interest expense of $295,262 in 2003.


Income Taxes

No provision for federal and state income taxes has been recorded as we incurred net operating losses since January 1, 1998 (Inception). The net operating losses will be available to offset any future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carry forwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

Liquidity and Capital Resources

Cash and cash equivalents were $6,845 at December 31, 2003. Net cash used in operating activities of $844,195 was derived from the net loss from operations offset by depreciation of equipment, furniture and fixtures, amortization of deferred finance costs, non-cash extinguishment of debt, and increase in accrued expenses.

At December 31 2003, we had a working capital deficit of $4,043,019. We made capital expenditures of $381,828 during the year, and invested $20,000 in joint ventures and the acquisition of technology related to our Wi-Fi business model.

During the year ended December 31, 2003, we raised an aggregate of $938,354 (net of expenses) from the private placement of short term notes with unrelated investors.

During the year ended December 31, 2003, we raised an aggregate of $56,423 (net of expenses) from the private placement of demand notes with an officer.

On July 25, 2001, we received notice from World Capital, Inc. (Lessor), that they had decided not to fund the previously announced $1,600,000 equipment lease to finance 125 WebCenter3000(TM) terminal installations at San Francisco and Los Angeles International Airports. We have notified World Capital they are in violation of the equipment lease, and we are pursuing legal action against both World Capital and the bank, which they represented as providing their credit facility. In December 2002, the suit was amended to include criminal fraud charges against the principals of World Capital, Inc. We cannot accurately predict the outcome of any potential legal action or other attempt to resolve the dispute.

During fiscal 2003, holders of our convertible debentures converted approximately $3,806 of outstanding debentures and $589 of accrued interest, and received approximately 4,000,000 shares of our Common Stock.

During the third quarter of fiscal 2003, we reached an agreement with the holders of the remaining balance of our convertibles debentures which resulted in the cancellation of the notes and required us to make a cash payment of $507,850 in January 2004. In addition, we agreed to issue Common Stock valued at $225,000 on the date of issuance and preferred stock with a value of $337,500 on the date of issuance, provided our shareholders approve a class of preferred stock and an increase in the amount of authorized shares of Common Stock at our next shareholder's meeting. The Company has received a waiver postponing the due date of this cash payment until May 31, 2004.

In September 2003, we reached an agreement with SchlumbergerSema settling our outstanding equipment loan. This settlement reduced the outstanding balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The agreement requires no additional interest, and represents a savings of $917,548 in principle and accrued interest. In November 2003, we made a payment of $100,000 against the $475,000 owed to SchlumbergerSema; however since November, 2003, we have made no further payments to SchlumbergerSema and are presently in default.

The settlements with the holders of the convertible debentures and SchlumbergerSema has led to the extinguishment of approximately $1.3 million of debt and accrued interest.

We have satisfied our cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

We intend to seek shareholder approval, and have filed a proxy statement with the SEC, to increase our authorized shares from the current 150,000,000 to 500,000,000, and also create a class of preferred shares to facilitate future financing and acquisition opportunities. We anticipate that the shareholders meeting will be held some time during the second quarter of 2004.

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

The report of our independent auditors on our financial statements for the years ended December 31, 2003 and 2002 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

Subsequent Events

In March 2004, we entered into a Standby Equity Distribution Agreement in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). This facility may be used in whole or in part at our sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under this agreement we will have access to up to $5,000,000 over a two-year period. From time to time at our sole discretion, we may present Cornell Capital with a draw down notice, which would require them to purchase shares of our Common Stock at a 2% discount to the lowest daily Volume Weighted Average Price ("VWAP") of our Common Stock traded on each of the five days following the date of the draw down notice.. A maximum of $250,000 may be drawn down in any five business-day period. We retain complete control of the timing and amount of each draw down. A commission of 5% is due Cornell Capital Partners, LP on the gross proceeds of each draw down.

In connection with the Standby Equity Distribution Agreement, we issued to Cornell Capital 3,000,000 shares of our Common Stock as a commitment fee, as well as a three year warrant to purchase 400,000 shares of our Common Stock at $0.108 per share.

Simultaneously, we entered into a $550,000 5% convertible debenture with Cornell Capital as a bridge loan to fund operations through the registration process. We received $350,000 of the proceeds of this debenture in March 2004, and will receive the balance upon filing of a registration statement with the Securities and Exchange Commission. The debenture is convertible at a conversion price equal to $.108 per share (which was 120% of the closing bid price of the Company's Common Stock as of the closing date). However, if the on the date of conversion the VWAP for the five trading dates immediately preceding the Conversion Date is lower than $.09, the conversion price shall be adjusted to 80% of the VWAP for the five trading dates immediately preceding the Conversion Date. In addition, if the conversion price falls below $.09, Cornell Capital cannot convert more than $50,000 per week, and we can on up to two occasions prevent Cornell Capital from converting for up to 5 trading days.


ITEM 7.  FINANCIAL STATEMENTS

                          ICOA, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT............................................F-2

CONSOLIDATED BALANCE SHEET..............................................F-3

CONSOLIDATED STATEMENT OF OPERATIONS....................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.........................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS...................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................F-7 - F-17

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
ICOA, Inc. and Subsidiaries
Warwick, Rhode Island

  We have audited the accompanying consolidated balance sheet of ICOA, Inc. and Subsidiaries as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOA, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $774,663 and $1,805,585 for the years ended December 31, 2003 and 2002, respectively. Additionally, the Company had a working capital deficiency of $4,043,019 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

  The financial statements for the year ended December 31, 2002 have been restated (see Note 13).


                                              /s/ Sherb & Co., LLP
                                              Certified Public Accountants

New York, New York
March 29, 2004

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2003



 ASSETS

CURRENT ASSETS:
    Cash                                                  $           6,845
    Account Receivable                                               55,909
                                                            ----------------

       TOTAL CURRENT ASSETS                                          62,754

EQUIPMENT, net                                                      805,289

OTHER ASSETS:
    Other                                                            21,700
    Intangible                                                      219,412
    Deposits                                                            705
                                                            ----------------

       TOTAL OTHER ASSETS                                           241,817
                                                            ----------------


                                                          $       1,109,860
                                                            ================

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                 $       1,167,452
    Notes payable                                                 1,825,548
    Notes payable - officers                                        118,273
    Due to equipment vendor                                         375,000
    Common stock to be issued for settlements                       282,000
    Preferred stock to be issued for settlements                    337,500
                                                            ----------------
       TOTAL CURRENT LIABILITIES                                  4,105,773


STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized
     shares - 150,000,000 shares; 120,565,445 shares
     issued and outstanding                                          12,057
    Additional paid-in capital                                    7,208,371
    Accumulated deficit                                         (10,216,341)
                                                            ----------------
       TOTAL STOCKHOLDERS' DEFICIT                               (2,995,913)
                                                            ----------------

                                                          $       1,109,860
                                                            ================





                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Years Ended December 31,
                                              ----------------------------------
                                                 2003                  2002
                                              --------------    ----------------
                                                                   As restated
REVENUES
     Transaction service fees                 $     140,140     $       232,553
     Licensing fees                                 120,000              27,100
     Equipment sales and installation                52,286                -
     Managed services                                12,363                -
                                              --------------    ----------------
         TOTAL REVENUE                              324,789             259,653
                                              --------------    ----------------

COST OF SERVICES
     Telecommunication costs                        427,801             427,053
     Equipment and installaiton                      41,940                -
     Managed services                                10,503                -
                                              --------------    ----------------
         TOTAL COST OF SERVICES                     480,244             427,053
                                              --------------    ----------------

GROSS MARGIN                                       (155,455)           (167,400)

OPERATING EXPENSES:
     Selling, general and administrative          1,657,769             808,960
     Depreciation                                    10,604               6,382
     Gain on extinguishment of debt              (1,576,746)               -
                                              --------------    ----------------
         TOTAL OPERATING EXPENSES                    91,627             815,342
                                              --------------    ----------------

OPERATING LOSS                                     (247,082)           (982,742)

INTEREST EXPENSE                                   (527,581)           (822,843)
                                              --------------    ----------------

NET LOSS                                      $    (774,663)    $    (1,805,585)
                                              ==============    ================

BASIC AND DILUTED - LOSS PER SHARE            $       (0.01)    $         (0.02)
                                              ==============    ================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic and Diluted                      105,315,445          83,228,909
                                              ==============    ================

                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                        Common Stock
                                     ($.0001 par value)        Additional                         Total
                                 ---------------------------     Paid-In       Accumulated    Stockholders'
                                     Shares        Amount        Capital         Deficit         Deficit
                                 ---------------------------  ------------   -------------   --------------

Balance, December 31, 2001          63,452,302   $    6,345   $ 6,076,464    $ (7,636,093)   $  (1,553,284)

    Issuance of stock for:
     Conversion of debentures        7,986,871          799        15,666                           16,465
     Interest                          669,583           67         1,277            -               1,344
     Cash                                 -            -             -               -                -
     Compensation                   21,000,000        2,100        50,900            -              53,000
     Other                           2,856,688          286        19,714            -              20,000
    Issuance of stock options
     for services                         -            -            3,200            -               3,200
    Net loss                                             -         -           (1,805,585)      (1,805,585)
                                 --------------  -----------  ------------   -------------   --------------

Balance, December 31, 2002          95,965,444        9,597     6,167,221      (9,441,678)      (3,264,860)

    Issuance of stock for:
     Conversion of debentures        3,464,509          346         3,460            -               3,806
     Interest                          535,492           54           535            -                 589
     Warrant exercise                5,000,000          500         4,500            -               5,000
     Compensation                   10,000,000        1,000       609,000            -             610,000
    Issuance of stock for
     settlements                     5,600,000          560       322,440            -             323,000
    Issuance of warrants                     -            -       101,215            -             101,215
    Net loss                                             -         -             (774,663)        (774,663)
                                 --------------  -----------  ------------   -------------   --------------


Balance, December 31, 2003         120,565,445   $   12,057   $ 7,208,371    $(10,216,341)   $  (2,995,913)
                                 --------------  -----------  ------------   -------------   --------------


                 See notes to consolidated financial statements

                       ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                For the Years Ended December 31,
                                                --------------------------------
                                                    2003               2002
                                                --------------   ---------------
                                                                    As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (774,663)   $   (1,805,585)
                                                --------------   ---------------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                      10,603             6,382
     Depreciation of equipment                        254,211           251,774
     Gain on extinguishment of debt                (1,576,746)             -
     Amortization of deferred financing cost           49,972            99,945
     Stock issued for services                        610,000            53,000
     Stock options and warrants issued for
      services                                           -                3,200
     Non-cash interest due equipment vendor              -              134,712
     Beneficial conversion                            164,200           411,000
 Changes in assets and liabilities:
   Accounts receivable                                (55,909)             -
   Prepaid expenses                                      -               81,674
   Other assets                                         3,747             5,673
   Accounts payable and accrued expenses              470,390           545,380
                                                --------------   ---------------

 Net cash used in operating activities               (844,195)         (212,845)
                                                --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of equipment                           (48,773)           (1,880)
   Cash acquired in acquisition                        16,945              -
   Other                                              (21,700)             -
                                                --------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES                 (53,528)           (1,880)
                                                --------------   ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of warrants                   5,000              -
   Payments to equipment vendor                      (100,000)             -
   Proceeds from notes payable - officers              56,423              -
   Proceeds from notes payable                        938,354           199,050
                                                --------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             899,777           199,050
                                                --------------   ---------------

INCREASE (DECREASE) IN CASH                             2,054           (15,675)

CASH - BEGINNING OF PERIOD                              4,791            20,466
                                                --------------   ---------------

CASH - END OF PERIOD                            $       6,845    $        4,791
                                                ==============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 No cash payments were made for income taxes or interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of debentures and interest
    into stock                                  $       4,395    $       17,809
                                                --------------   ---------------
    Common stock to be issued for notes         $     225,000    $         -
                                                --------------   ---------------
    Preferred stock to be issued for notes      $     337,500    $          -
                                                --------------   ---------------

ACQUISITION DETAILS:
    Fair value of assets acquired               $     350,000
                                                --------------
    Liabilities assumed                         $     150,000
                                                --------------
    Common stock issued for acquisition         $     200,000
                                                --------------

                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



1. THE COMPANY

ICOA, Inc. ("ICOA" or the "Company"), formerly known as Quintonix, Inc., was organized in Nevada in September 1983 to develop and sell credit card-operated fax machines. The Company discontinued such operations in 1993 and remained inactive through 1998.

In March 1999, the Company organized WebCenter Technologies, Inc. ("WTI"), a wholly owned subsidiary, incorporated in Nevada, for the purpose of developing the "WebCenter3000(TM) Pay Station Terminal", a multi-functional public access terminal thereby facilitating electronic commerce transactions through the Internet.

In October 2003, the Company acquired the operating assets of QGo, LLC, a provider of Wi-Fi equipment and management services to hot spot operators. The assets were assigned to the WebCenter Technologies, Inc. subsidiary.

In December 2003, the Company acquired the outstanding shares of Airport Network Solutions, Inc., a privately held corporation, incorporated in California, that designs and manages Wi-Fi solution for the airport industry. It is operated as a wholly-owned subsidiary.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $774,663 and $1,805,585 for the year's ended December 31, 2003 and 2002, respectively. Additionally, the Company had a working capital deficiency of $4,043,019 at December 31, 2003. These conditions raise substantial doubts about the Company's ability to continue as a going concern.

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

         The Company anticipates that its use of cash will remain substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the planned deployment of additional terminals and installation of new Wi-Fi hot spots in the coming year. The Company needs to raise a minimum of $1,500,000 through public or private debt or sale of equity to continue expanding communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals in high traffic locations.

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


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

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

Concentration of credit risk - Concentration of credit risk with respect to trade receivables are limited to customers disperse across the United States of America. All trade receivables are concentrated in the quick service restaurant segment of the economy; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the quick service restaurant industry. At December 31, 2003, the Company deems all accounts to be collectible. Accordingly, no allowance for bad debts has been made on the books of the Company.

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

Recent Accounting Pronouncements - In December 2003 the FASB issued FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, that improves financial statement disclosures for defined benefit plans. The project was initiated by the FASB early last year in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The change replaces existing FASB disclosure requirements for pensions. In an effort to provide the public with better and more complete information, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. These disclosures will provide investors with greater visibility into plan assets and a clearer picture of cash requirements for benefit payments and contributions to fund pension and other post-retirement benefit plans. We do not have a pension fund and therefore do not expect to be impacted by Statement No. 132 or be required to make any additional disclosures.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of this statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of operations.

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided by the straight - line method over the estimated useful lives of the related assets, which is estimated to be from three to seven years.

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

Revenue Recognition - Revenue generated for Internet access via Wi-Fi or Internet terminals is recognized at the time the service is used. Costs associated with providing the services are expensed as incurred.

Revenue generated from the sale and configuration of Wi-Fi equipment is recognized at time of shipment FOB to the customer. Costs associated with the equipment sold are expensed at the time of shipment. Configuration and setup labor is expensed as incurred.

Revenue generated from managed services (both help desk and network management) is recognized at the time of billing. Services are billed at the beginning of each month's activity.

Revenue from technology licensing is recognized on receipt. These licenses do not carry any long term obligations on the part of the Company


4. NOTES PAYABLE

 Notes payable consists of the following:

 Notes payable - various individuals, due on demand,
 interest at 0% - 18% per annum ($284,350 in default
 as of December 31, 2003)                                      $1,825,548
                                                               ==========

5. NOTES PAYABLE OFFICERS

As of December 31, 2003, the Company owed $118,273 to various officers of the Company. The loans are payable on demand and carry interest at 12% - 20% per annum.

6. INCOME TAXES

At December 31, 2003, the Company had a net operating loss carryforward of approximately $8,200,000 available as offsets against future taxable income, if any, which expire at various dates through 2023. A portion of the net operating loss carryforward, may be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The Company has a deferred tax asset of $2,870,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset. The difference between the recorded income tax benefits and the computed tax benefits using a 35 percent effective tax rate is as follows:

                                                        Year Ended December 31
                                                     ---------------------------
                                                           2003          2002
                                                     ------------- -------------

  Expected income tax benefit                        $   (253,000) $   (488,000)
  Permanent differences                                   270,000        19,000
  Increase in valuation allowance                            -          469,000
  Utilization of net operating loss                       (17,000)         -
                                                     ------------- -------------
                                                     $       -     $       -
                                                     ============= =============


7. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31, 2003:

               Office equipment                          $         26,094
               Software                                           194,237
               Computer kiosk and Wi-Fi equipment               1,241,163
                                                         -----------------
                                                                1,461,494
               Less accumulated depreciation                      656,205
                                                         -----------------
                                                         $        805,289
                                                         =================

8. STOCKHOLDERS' DEFICIT

In 2003, the Company converted $3,806 of principal amount of convertible debentures and $589 of accrued interest into 4,000,000 shares of the Company's common stock.

In 2002, the Company converted $16,465 principal amount of convertible debentures and $1,344 of accrued interest into 8,656,454 shares of the Company's common stock.

In 2003, the Company issued an aggregate of 10,000,000 shares of common stock to various consultants, in consideration of services rendered to the Company. Such shares were valued at their market value on the date of issuance of $0.061 per share. The Company recorded consulting expense of $610,000 related to the services.

During the year ended December 31, 2002, the Company issued an aggregate of 21,000,000 shares of common stock to various consultants, in consideration of services rendered to the Company. Such shares were valued at their market value on the date of issuance of between $0.005 and $0.01 per share. The Company recorded consulting expense of $53,000 related to the services.

In 2003, the Company issued 5.6 million shares in settlement of accounts and notes payable. Of this, 2.6 million shares representing $143,000 in market value was issued under a settlement agreement with the convertible debenture holders. The remaining 3.0 million shares settled accounts payable of $180,000.

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

During February through July 2001, the Company issued 9% Convertible Notes ("Notes") in the aggregate face amount of $1,110,000 and agreed to issue warrants on conversion of the notes for the purchase of the Company's common stock equal to 12% of the number of shares issued on conversion of the notes. This agreement places certain restrictions on the Company's ability to issue any equity, convertible debt or securities until 180 days after an effective registration statement. The warrants, when issued, are exercisable at prices ranging from $0.0192 to $0.072 per share. The notes have a maturity date of two years from the date of issuance. The notes are convertible into the Company's common stock at a conversion price for each share at the lower of $0.048 in the case of the May 2001 note, $0.025 in the case of the June 2001 note, $0.0157 in the case of the July 2001 note or 70% of the average of the three lowest closing bid prices for the Company's common stock for the 60 trading days preceding the conversion date. The Company has recorded a beneficial conversion of $882,000 on these loans which was charged to interest expense over the terms of the loan. The unamortized balance is shown as a discount to the convertible debentures follows:


        Year Ended           Interest Expense              Unamortized Balance
        ----------           ----------------              -------------------
   December 31, 2001             $ 311,750                       $ 570,250
   December 31, 2002             $ 411,000                       $ 159,250
   December 31, 2003             $ 159,250                       $       0

During the third quarter of fiscal 2003, the Company reached an agreement with the holders of the remaining balance of the Convertible Debentures which resulted in the cancellation of the notes and required the Company to make cash payment of $507,850 in January 2004. In addition, the Company agreed to issue Common Stock valued at $225,000 on the date of issuance and preferred stock with a value of $337,500 on the date of issuance, provided the shareholders approve a class of preferred stock and an increase in the amount of authorized shares of Common Stock at the next shareholder's meeting.

In November 2003, the Company issued 2,600,000 shares of common stock at an average price of $0.055 per share ($143,000) in partial settlement of the Common Stock to be issued. The Company did not make the cash payment due in January 2004, however, the investors have provided a waiver postponing the payment due date until May 31, 2004.


10. DUE TO EQUIPMENT VENDOR

In July 2001, the Company was notified that the lease company providing funding for its equipment and installation, refused to fund. The manufacturer, SchlumbergerSema, converted the costs incurred to date, the remaining balance of equipment ready for installation, and accrued interest into a note. The note accrued interest at 12% per annum through September 2003.

At September 2003, the aggregate face amount of the note including interest was $1,426,226.

In September 2003, the Company reached agreement with SchlumbergerSema settling the outstanding equipment loan. The settlement reduced the final balance of principle and interest to $475,000 payable over a 90 day period beginning in October 2003. The note carries no further interest accrual, and represents a savings of $951,226 in principle and accrued interest.

In November 2003, the Company made a payment of $100,000 under the agreement. Currently, the remaining payments have not been made and the agreement is in default.

11. STOCK OPTIONS AND WARRANTS

On October 22, 2003 and April 24, 2002, the Company established the 2003 and 2002 stock option plans ("Plan"). Options granted under the plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors and consultants of ICOA (and our affiliated corporations) who are expected to contribute to future growth and success are eligible to participate in the plan. However, incentive stock options may only be granted to persons who are employees of ICOA or certain affiliates on the date of grant.

The total number of shares of common stock for which options may be granted under the plan may not exceed 10,000,000 shares under the 2003 Plan and 25,000,000 for the 2002 Plan, subject to possible adjustment in the future, including adjustments in the event of a recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction affecting our common stock. Any shares of common stock subject to any option which for any reason expires, is canceled or is terminated unexercised will again become available for granting of options under the plan. As of March 29, 2004, 10,000,000 shares of Common Stock had been issued under the 2003 Plan, and no shares remain available for issuance under the 2003 Plan. As of March 29, 2004, 23,857,143 shares of Common stock had been issued under the 2002 Plan, and 1,142,857 shares remain available for issuance under the Plan.

The plans will be administered by a committee of the board of directors of not less than two directors. The stock option plan committee has the authority under the plan to determine the terms of options granted under the plan, including, among other things, the individuals who will receive options, the times when they will receive them, whether an incentive stock option and/or non-qualified option will be granted, the number of shares to be subject to each option, the date or dates each option will become exercisable (including whether an option will become exercisable upon certain reorganizations, mergers, sales and similar transactions involving ICOA), and the date or dates upon which each option will expire. The stock option plan committee has the authority, subject to the provisions of the plan, to construe the terms of option agreements and the plan; to prescribe, amend and rescind rules and regulations relating to the plan; and to make all other determinations in the judgment of the stock option plan committee necessary or desirable for the administration of the plan.

Exercise price

The exercise price of options granted under the plans is determined by the stock option plan committee, but in the case of an incentive stock option may not be less than:

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

In 2003, the Company granted 7,500,000 warrants in connection with consulting, and 3,066,600 in connection with settlement of accounts payable. The warrants were issued and exercisable at fair value at an average price of $0.011 per share. The total value of the warrants was $120,107, of which $90,107 was recorded as settlement of accounts payable, and $6,000 as interest expense.

In 2002, the Company granted 1,500,000 warrants in connection with consulting. The warrants were issued and exercisable at fair value at an average price of $0.011 per share. The total value of the warrants was $17,000 which was recorded as interest expense.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of warrants. The per-share weighted average fair value of stock options and warrants granted during 2003 and 2002 was $0.41 and $0.003 respectively on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                           2003                   2002
                                           ----                   ----
  Expected dividend yield                   0%                     0%
  Risk-free interest rate                 4 - 4.5%              4.5 - 5%
  Annualized volatility                    100%                   175%
  Expected life, in years                   5                      5

Stock option and warrant activity for the years ended December 31, are summarized as follows:


                                                                Weighted Avg.
                                      Number of Shares         Exercise Price
---------------------------- ------------------------------- -------------------
Outstanding Dec. 31, 2001                 13,986,612           $    .01 - .07
---------------------------- ------------------------------- -------------------
   Granted - Warrants                      1,500,000               0.011
---------------------------- ------------------------------- -------------------
   Granted - Options                               0               0
---------------------------- ------------------------------- -------------------
   Exercised                                       0               0
---------------------------- ------------------------------- -------------------

---------------------------- ------------------------------- -------------------
Outstanding Dec. 31, 2002                 15,486,612           $    .01 - .07
---------------------------- ------------------------------- -------------------
   Granted - Warrants                     10,566,660               0.011
---------------------------- ------------------------------- -------------------
   Granted - Options                                               0
---------------------------- ------------------------------- -------------------
   Exercised                              (5,000,000)              0.001
---------------------------- ------------------------------- -------------------
   Cancelled on settlements               (9,490,404)              0.01 - .07
---------------------------- ------------------------------- -------------------
   Expired                                (4,496,208)              0.001
---------------------------- ------------------------------- -------------------

---------------------------- ------------------------------- -------------------
Outstanding Dec. 31, 2003                  7,066,660           $   0.019
---------------------------- ------------------------------- -------------------


At December 31, 2003, the range of price for all outstanding stock options and warrants was $0.01 to $0.045 per share, with an average remaining life of 3 years and an average exercise price of $0.019 per share.



12. GAIN ON EXTINGUISHMENT OF DEBT


                           Principle and   Cash Settlement  Common Shares    Preferred         Gain on
         Lender              Interest                                        Shares and     Extinguishment
                                                                              Warrants          of Debt
-------------------------- ---------------- ---------------- -------------- --------------- --------------
Convertible debentures     $     1,496,594  $       507,850  $     225,000  $      337,500  $     426,244
Equipment vendor                 1,426,226          475,000           -               -           951,226
Accounts and notes payable         524,491           50,000        180,000          95,215        199,276
Total                      $     3,447,311  $     1,032,850  $     405,000  $      432,715  $   1,576,746

At December 31, 2003, $282,000 of Common Stock and $337,500 of Preferred Stock had not been issued and recorded as payables.

13. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the first quarter of 2004, the Company re-evaluated its prior accounting treatment for the beneficial conversion feature associated with convertible notes.

The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):


                                                   For the Year Ended
                                                    December 31, 2002
                                            -------------      -----------------
                                            As Previously
                                              Reported            As Restated
                                            --------------     -----------------
REVENUES                                    $     259,653      $        259,653
COST OF SERVICES                                  427,053               427,053
                                            --------------     -----------------
GROSS MARGIN                                     (167,400)             (167,400)
OPERATING EXPENSES
  Selling, general and administrative             808,960               808,960
  Depreciation                                      6,382                 6,382
                                            --------------     -----------------
   TOTAL OPERATING EXPENSES                       815,342               815,342
                                            --------------     -----------------
OPERATING LOSS                                   (982,742)             (982,742)
INTEREST EXPENSE                                 (411,843)             (822,843)
                                            --------------     -----------------
NET LOSS                                    $  (1,394,585)     $     (1,805,585)
                                            ==============     =================
BASIC AND DILUTED NET LOSS PER SHARE        $       (0.02)     $          (0.02)
                                            ==============     =================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Basic and Diluted                             83,228,909            83,228,909




14. INTANGIBLE ASSETS

In fiscal 2003, the Company recorded additions of $219,412 in intangible assets, primarily related to the acquisition of Airport Network Solutions, Inc. Such amount was allocated to customer lists and contracts. The Company has recorded no amortization for the fiscal year 2003. The customer lists and contracts have an expected life of three years.



15. ACQUISITIONS

In December 2003, the Company acquired the outstanding shares, for $200,000 of market value stock, of Airport Network Solutions, Inc. a privately held corporation that designs and manages Wi-Fi solutions for the airport industry. It is operated as a wholly-owned subsidiary.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

            Assets
                       Current assets                               $  16,945
                       Property and equipment                         113,643
                       Customer lists and contracts                   219,412



            Liabilities
                       Current liabilities                            150,000
                                                                    ----------

            Net purchase price                                      $ 200,000
                                                                    ==========


The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Airport Network Solutions, Inc. had occurred as of the following period:

                                                                  Year ended
                                                               December 31, 2003

            Net revenues                                          $ 389,789
            Net loss from continuing operations                   $(842,611)
            Net loss per share from continuing operations         $   (0.01)


The pro forma results do not include fiscal 2002 as the company had no revenue or operating expenses.


15. SUBSEQUENT EVENTS

In March 2004, the Company entered into a Standby Equity Distribution Agreement in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). This flexible equity facility may be used in whole or in part at our sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under this agreement the Company will have access to up to $5,000,000 over a two-year period. From time to time at its sole discretion, the Company may present Cornell Capital with a draw down notice, which would require them to purchase shares of our Common Stock at a 2% discount to the lowest daily Volume Weighted Average Price ("VWAP") of our Common Stock traded on each of the five days following the date of the draw down notice.. A maximum of $250,000 may be drawn down in any five business-day period. The Company retains complete control of the timing and amount of each draw down. A commission of 5% is due Cornell Capital Partners, LP on the gross proceeds of each draw down.

In connection with the Standby Equity Distribution agreement, the Company issued to Cornell Capital 3,000,000 shares of our Common Stock as a commitment fee, as well as a three year warrant to purchase 400,000 shares of our Common Stock at $0.108 per share.

Simultaneously, the Company entered into a $550,000 5% convertible debenture with Cornell Capital as a bridge loan to fund operations through the registration process. The Company received $350,000 of the proceeds of this debenture in March 2004, and will receive the balance upon filing of a registration statement with the Securities and Exchange Commission. The debenture is convertible at a conversion price equal to $.108 per share (which was 120% of the closing bid price of the Company's Common Stock as of the closing date). However, if the on the date of conversion the VWAP for the five trading dates immediately preceding the Conversion Date is lower than $.09, the conversion price shall be adjusted to 80% of the VWAP for the five trading dates immediately preceding the Conversion Date. In addition, if the conversion price falls below $.09, Cornell Capital cannot convert more than $50,000 per week, and the Company can on up to two occasions prevent Cornell Capital from converting for up to 5 trading days.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

         Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was our independent accounting firm for the fiscal years ended December 31, 2001 and 2000 and the four month ten day period ended May 10, 2002. The report of Feldman on the 2001 and 2000 consolidated financial statements of Registrant contained no adverse opinion, disclaimer of opinion or modification of the opinion except that their report on the 2001 financial statements contains an explanatory paragraph that states that "the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $2,563,054 and $1,340,655 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company had a working capital deficiency of $2,233,574 at December 31, 2001. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

         Feldman was merged into Grassi & Co., CPA's, P.C., ("Grassi") and the principal accountants who had been responsible for our audit during the years ended December 31, 2001 and 2000 left and started their own firm called Sherb & Co., LLP ("Sherb"). As a result, on May 11, 2002, the Company dismissed Grassi and selected Sherb to serve as independent public accountants for the fiscal year 2002.

             During the fiscal years ended December 31, 2001 and 2000 and through May 10, 2002, Registrant has not consulted with Sherb regarding the application of accounting principles to a specific or contemplated transaction. Neither the Company nor anyone on its behalf consulted with Sherb regarding the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

            The decision to change accountants was recommended and approved by the board of directors of the Company. During the period from January 1, 1999 to May 10, 2002, there were no disagreements with Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Feldman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

            On September 23, 2002, we provided Grassi, with a copy of the disclosures made in response to Item 304(a) of Regulation S-B, and requested that Grassi provide its response letter, addressed to the United States Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-B, stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of Grassi's letter was attached as an exhibit to the Current Report on Form 8-K as filed with the Commission on December 22, 2003.


ITEM 8A.          CONTROLS AND PROCEDURES

         As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2003, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following table sets forth information about our executive officers and directors.

  Name                  Age                     Position
  ----                  ---                     --------
George Strouthopoulos    62      Chief Executive Officer, President and Director
Erwin Vahlsing, Jr.      48      Chief Financial Officer, Treasurer, Secretary
                                 and Director
William P. Lord          46      President, WebCenter Technologies Inc.
Thomas Cannon            42      Vice President Technology, WebCenter
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

Board of Directors

         Our board currently consists of two directors with one vacancy. The current directors are George Strouthopoulos and Erwin Vahlsing, Jr.

Board Committees

         ICOA does not currently have an audit committee, and the Board of Directors serves this function. Further, the Board does not have a financial expert, as defined by Regulation S-B Item 401. ICOA has not been able to attract a financial expert to serve on its Board of Directors. ICOA will be seeking a candidate to serve in this role in the near future.


Section 16(a) Beneficial Ownership


Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 and the rules there under require ICOA's officers and directors, and persons who beneficially own more than ten percent of a registered class of ICOA's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish ICOA with copies.

         Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, ICOA believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.


Code of Ethics

         On March 29, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth information concerning annual and long-term compensation, for the 2003 fiscal year, for our Chief Executive Officer and for each of our other executive officers whose compensation on an annualized basis exceeded $100,000 during fiscal 2003.

                           Summary compensation table

                                             Annual Compensation                     Long-term Compensation
                                                                              Restricted      Securities
Name and Principal            Fiscal                         Other Annual       Stock         Underlying      All Other
Position                      Year     Salary      Bonus    Compensation(1)   Awards (1)        Options     Compensation
----------------------------  ------  ---------    -----    ---------------   ----------      ----------    ------------
George Strouthopoulos         2003    $ 120,000    $  0     $            0         0               0        $    0 (2)
Chief Executive Officer,      2002    $ 120,000       0                  0         0               0             0 (2)
Chairman of the Board of
Directors

Erwin Vahlsing, Jr.           2003    $ 105,000       0                  0         0               0             0 (2)
Chief Financial Officer,      2002    $   90,000      0                  0         0               0             0 (2)
Treasurer, Secretary, and
Director

William P. Lord               2003    $ 120,000       0                  0          0              0             0 (2)
President of WebCenter        2002    $ 120,000       0                  0          0              0             0 (2)
Technologies, Inc.

Thomas P. Cannon              2003    $   57,000      0                  0          0              0             0 (2)
Vice President of Technology  2002    $   36,000
WebCenter
Technologies, Inc.
See notes below:

(1) The named executive officers did not receive any long term incentive plan payouts in 2003 or 2002.

(2) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the named executive officers.

(3) See "Certain Relationships and Related Transactions" relating to Mr. Vahlsing's arrangement with us.

Stock options

  We did not grant stock options in 2003 or 2002.

  No executive officer held stock options during the 2003 or 2002 fiscal years.

                          2003 Stock Compensation Plan

         Our 2003 Stock Compensation Plan was adopted by our Board of Directors on October 23, 2003. Pursuant to the Plan, the Board of Directors shall have the authority to award (i) stock options, (ii) restricted stock; (iii) deferred stock; (iv) stock reload options; and/or (v) other stock-based awards. Options granted under the plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as directors and consultants of ICOA (and our affiliated corporations) who are expected to contribute to our future growth and success are eligible to participate in the plan. However, incentive stock options may only be granted to persons who are employees of ICOA or certain of our affiliates on the date of grant. As of March 29, 2004, 10,000,000 shares of Common Stock had been issued under the 2003 Plan, and no shares remain available for issuance under the 2003 Plan.

         The plan is more fully described in the Form S-8 Registration Statement as filed with the Commission on October 23, 2003 and incorporated herein by reference.

                          2002 Stock Compensation Plan

         On April 24, 2002 the Board of Directors adopted the 2002 Stock Compensation Plan. Pursuant to the Plan, the Board of Directors shall have the authority to award (i) stock options, (ii) restricted stock; (iii) deferred stock; (iv) stock reload options; and/or (v) other stock-based awards. Options granted under the plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as directors and consultants of ICOA (and our affiliated corporations) who are expected to contribute to our future growth and success are eligible to participate in the plan. However, incentive stock options may only be granted to persons who are employees of ICOA or certain of our affiliates on the date of grant. As of March 29, 2004, 23,857,143 shares of Common Stock had been issued under the 2002 Plan, and 1,142,857 shares remain available for issuance under the Plan

         The plan is more fully described in the Form S-8 Registration Statement as filed with the Commission on April 24, 2002 and incorporated herein by reference.

                             2000 Stock Option Plan

         Our 2000 Stock Option Plan was adopted by our Board of Directors on November 1, 2000. Options granted under the plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors and consultants of ICOA (and our affiliated corporations) who are expected to contribute to our future growth and success are eligible to participate in the plan. However, incentive stock options may only be granted to persons who are employees of ICOA or certain of our affiliates on the date of grant. As of March 29, 2004, options to purchase 4,496,208 shares of Common Stock had been granted under the Plan, all of which have been exercised, and options to purchase 3,003,792 shares remain available for issuance under the Plan.
         The plan is more fully described in the Form S-8 Registration Statement as filed with the Commission on June 1, 2001 and incorporated herein by reference.

                              Employment Agreements

         As of the date of this Annual Report, we have not entered into written employment agreements with any of our employees.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of March 31, 2004, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

Name and Address of           Amount and Nature of              Percent of
Beneficial Owner (1)          Beneficial Ownership (2)    Outstanding Shares(3)
---------------------         ------------------------    ---------------------
5% Stockholders
---------------

George Strouthopoulos                9,383,033                     7.8%


Directors and Named
Executive Officers
------------------
George Strouthopoulos                9,383,033                     7.8%
Erwin Vahlsing, Jr.                    200,200                       *
William P. Lord                              0                       *
All the Officers and Directors
  as a Group                         9,583,233                     7.9%

*      Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is c/o ICOA, 111 Airport Road, Warwick, RI 02889.

(2) Applicable percentage of ownership is based on 123,565,445 shares of common stock outstanding as of March 31 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) As of March 31, 2004, there were 123,565,445 shares of the Company's Common Stock issued and outstanding.

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

(a) Documents Files As Part Of This Report:

    Reference is herewith made to the consolidated financial statements and notes thereto included in this form 10-KSB.

(b) Reports On Form 8-K:

    During the last quarter of the Company's fiscal year ended December 31, 2003, the following Current Reports on Form 8-K were filed:

         On December 22, 2003, the company filed a Form 8-K to report the change in the company's auditors from Feldman, Sherb & Co., PC to Sherb & Co., LP.

(c) Exhibits:

Exhibit
 No.

 2.1     Articles of Incorporation, as amended        Incorporated by reference
                                                      as filed on Form SB-2
                                                      November 30, 2000
 3.1     By-laws                                      Incorporated by reference
                                                      as filed on Form SB-2
                                                      November 30, 2000
 14.1    Code of Business Conduct and Ethics          Provided herewith
 31.1    Certification of Chief Executive
         Officer pursuant to 15 U.S.C. Section
         7241, as adopted pursuant to Section 302
         of the Sarbanes-Oxley Act of 2002            Provided herewith
 31.2    Certification  of Principal  Financial
         Officer pursuant to 15  U.S.C.  Section
         7241, as adopted  pursuant  to Section 302
         of the Sarbanes-Oxley Act of 2002            Provided herewith
 32.1    Certification of Chief Executive Officer
         pursuant to 18 U.S.C.  Section 1350, as
         adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                   Provided herewith
 32.2    Certification of Principal Financial
         Officer pursuant to 18  U.S.C. Section
         1350, as adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002            Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees

       The aggregate fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for the audit of our annual financial statements and review of our quarterly financial statements, as well as services normally provided by the accountant in connection with statutory or regulatory filings, was $16,000 for the 2003 fiscal year and $16,000 for the 2002 fiscal year.

2. Audit-Related Fees

       There were no fees billed during each of the past two fiscal years for assurance and related services rendered by Sherb & Co, LLP, our principal accountant, reasonably related to the audit or review of our financial statements, that were not included in Item 14(1) above.

3. Tax Fees

       Our internal accounting staff prepares our tax returns. Accordingly, there were no fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for tax advice, tax compliance and tax planning during each of the past two fiscal years.

4. All Other Fees

   There were no fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for products and services except as listed in Items 14(1), (2) and (3) above during each of the past two fiscal years

5. Audit Committee Pre-Approval Policies.

       ICOA does not currently have an audit committee, and the Board of Directors serves this function. Further, the Board does not have a financial expert, as defined by Regulation S-B Item 401. ICOA has not been able to attract a financial expert to serve on its Board of Directors. ICOA will be seeking a candidate to serve in this role in the near future.


6. Work Performed by Persons other than Full-Time Permanent Employees of Auditor

       More than 50% of the hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year were attributed to work performed by full-time, permanent employees of Sherb & Co., LLP, our principal accountant.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of April, 2004.


                                                    ICOA, Inc.


                                              By: /s/ George Strouthopoulos
                                                  -------------------------
                                                      George Strouthopoulos
                                                      Chief Executive Officer,
                                                      President and Director



         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                    Date

/s/ George Strouthopoulos   Chief Executive Officer,           April 8, 2004
-------------------------
    George Strouthopoulos   President and Director

/s/ Erwin Vahlsing, Jr.     Chief Financial Officer,           April 8, 2004
-------------------------
    Erwin Vahlsing, Jr.     Treasurer, Secretary and Director