Form 10KSB/A
period 2002-12-31
ICOA INC
filed 2004-04-28
CIK 745084

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB / A
                                 Amendment No. 2

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

         Signature                     Title                         Date

/s/ George Strouthopoulos      Chief Executive Officer,         April 28, 2004
-------------------------      President and Director
    George Strouthopoulos

/s/ Erwin Vahlsing, Jr.        Chief Financial Officer,         April 28, 2004
-------------------------      Treasurer, Secretary and
    Erwin Vahlsing, Jr.        Director