Form 10QSB/A
period 2003-09-30
ICOA INC
filed 2004-04-28
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB / A
                                 Amendment No. 1


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

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

               Unaudited Consolidated Statements of Operations for the six months ended September 30, 2003 and 2002

               Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2003 and 2002

               Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.        Controls and Procedures

PART II - OTHER INFORMATION

Item 6.        Exhibit 31
               Exhibit 32



SIGNATURES

                            ICOA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                    RESTATED


                                     ASSETS

CURRENT ASSETS:
    Cash                                                       $      3,251
    Accounts Receivable                                                   0
    Prepaid expenses and other current assets                             0
    Advance to officer                                                    0
                                                               -------------
       TOTAL CURRENT ASSETS                                           3,251
                                                               -------------
EQUIPMENT, net                                                      732,757

OTHER ASSETS:
    Advance to affiliates                                           155,000
    Deferred finance costs                                                0
    Deposits                                                            505
                                                               -------------
       TOTAL OTHER ASSETS                                           155,505
                                                               -------------
                                                               $    891,513
                                                               =============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                      $  1,298,257
    Notes payable                                                 1,480,034
    Notes payable - Officers                                        118,273
    Due to equipment vendor                                         475,000
    Common stock to be issued for settlements                       225,000
    Preferred stock to be issued for settlements                    337,500
                                                               -------------
       TOTAL CURRENT LIABILITIES                                  3,934,064


STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized
     shares - 150,000,000 shares; 104,965,445 shares
     issued and outstanding                                          10,496
    Additional paid-in capital                                    6,162,131
    Accumulated deficit                                          (9,215,178)
                                                               -------------
       TOTAL STOCKHOLDERS' DEFICIT                               (3,042,551)
                                                               -------------
                                                               $    891,513
                                                               =============




                 See notes to consolidated financial statements

                 ICOA, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS
                         RESTATED



                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                ----------------------------------  --------------------------------
                                                        2003           2002                 2003              2002
                                                 -------------     -------------     -------------     -------------
REVENUES                                         $     38,562      $    81,751       $    106,244      $    200,225

COST OF SERVICES                                      107,270          131,400            325,056           322,828
                                                 -------------     -------------     -------------     -------------
GROSS MARGIN                                          (68,708)         (49,649)          (218,812)         (122,603)

OPERATING EXPENSES:
    Selling, general and administrative               188,557          233,894            534,964           546,248
    Depreciation                                        1,596              950              4,787             2,415
    Gain on Extinguishment of Debt                 (1,425,448)                         (1,425,448)
                                                  ------------      ------------      ------------     -------------
       TOTAL OPERATING EXPENSES                    (1,235,295)         234,844           (885,697)          548,664
                                                  ------------      ------------      ------------     -------------
OPERATING INCOME (LOSS)                             1,166,587         (284,493)           666,885          (671,267)

INTEREST EXPENSE                                     (224,964)        (125,376)          (484,847)         (313,238)

NET INCOME (LOSS)                                $    941,623      $  (409,869)      $    182,038      $   (984,504)
                                                 =============     =============     =============     =============
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE    $       0.01      $     (0.00)      $       0.00      $      (0.01)
                                                 =============     =============     =============     =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        104,965,445       87,965,445        101,187,667        79,205,620
       Basic and Diluted                         =============     =============     =============     =============




                 See notes to consolidated financial statements

                            ICOA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    RESTATED

                                                             For the Nine Months Ended September 30,
                                                             ---------------------------------------
                                                                   2003                   2002
                                                             -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $        182,038      $      (984,504)
                                                             -----------------     -----------------
     Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                                 4,787                2,415
           Depreciation of equipment                                  189,538              191,202
           Gain on extinguishment of debt                          (1,425,448)
           Amortization of deferred financing cost                    209,172               73,014
           Non-cash interest due equipment vendor                        -                 101,034
     Changes in assets and liabilities:
        Advance to officers                                              -                 146,856
        Decrease in accounts receivable                                                    (10,000)
        Other assets                                                    3,947                2,973
        Increase in accrued expenses                                  441,548              202,306
                                                             -----------------     -----------------
     Net cash used in operating activities                           (394,418)            (274,704)
                                                             -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of equipment                                         (19,395)                -
     Advance to affiliate                                            (155,000)
                                                             -----------------     -----------------
NET CASH USED IN INVESTING ACTIVITIES                                (174,395)                -
                                                             -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                                 5,000                 -
     Proceeds from issuance of common stock                            29,415               92,609
     Adjustment of notes from restructuring                            67,356                 -
     Proceeds from notes                                              465,502              167,050
                                                             -----------------      ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             567,273              259,659
                                                             -----------------     -----------------
INCREASE (DECREASE) IN CASH                                            (1,540)             (15,045)

CASH - BEGINNING OF PERIOD                                              4,791               20,467
                                                             -----------------     -----------------
CASH - END OF PERIOD                                         $          3,251      $         5,421
                                                             =================     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        No cash payments were made for income taxes or
           interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Conversion of debentures and interest into stock     $          4,395      $         16,408
                                                             -----------------     -----------------
        Common stock to be issued for notes                  $        225,000      $           -
                                                             -----------------     -----------------
        Preferred stock to be issued for notes               $        337,500      $           -
                                                             -----------------     -----------------


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

         During the quarter ended September 30, 2003, the Company settled the remaining balance of the convertible debentures and accrued interest. The full terms are more fully described in a filing on Form 8-K dated July 21, 2003, but include the future payment of (i) cash (payment of $507,850 due January 2004), (ii) issuance of $225,000 of Common Stock at market price at the time of issuance, and (iii) issuance of $337,500 of preferred stock (or a convertible debenture containing similar terms if preferred shares are not avaialbalbe) with conversion to Common shares at a fixed price.


Note 3 --Notes Payable

         In January 2003, the company borrowed $45,000 on short term notes from several unrelated individuals. The notes carry between 12% and 24% interest and are repayable on demand after 90 days.

         In February 2003, the company borrowed $50,000 on a short term note from an unrelated individual. The note carries 25% interest and is repayable in 90 days, and includes a warrant to purchase 1,000,000 shares of common stock at a price or $0.002 per share.

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

         In June 2003, the company borrowed $94,779 on a short term note from an unrelated investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods. The notes also carry the right under various terms to be converted into common stock at prices ranging from $.01 to $.025 per share.

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

         In July 2003, the company borrowed $110,000 on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods. The company also borrowed $75,000 on a short term note from an unrelated individual. The note carries 25% interest and is repayable in 90 days. The notes also carry the right under various terms to be converted into common stock at prices ranging from $.01 to $.025 per share.

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


Note 5 - Restatement of Financial Statements

         In February 2004, the Company reclassified the `Gain on Extinguishment of Debt' from Other Income & Expense to Operating Expense in accordance with SFAS 145.

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

Revenue (for the nine months ended September 30, 2003)
            Service Revenue from Terminals                    $    106,244
                                                                  ========

Cost of Services (for the nine months ended September 30, 2003) Cost of Services consists primarily of:
            Telecommunications Costs                     $   75,094
            Depreciation                                    189,538
            Co-Location and Hosting Services                 40,725
            Maintenance Fees                                 19,699
                                                         ----------

                                    Total                $  325,056
                                                         ==========

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


These costs decreased 2.1% from $546,248 for the nine months ended September 30, 2002 to $534,964 for the nine months ended September 30, 2003. This decrease is due to the company's general management of its overhead costs and the elimination of a reserve for bad debt incurred in the third quarter of 2002. Management expects general and administrative expenses in future periods to run at increased levels over the current year in support of the growth of the business.


Depreciation Expense included in Cost of Sales

Depreciation expense of $189,538 for the nine months ended September 30, 2003 increased by $216 over the same nine months ended September 30, 2002.


Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes. Interest expense increased from $313,238 for the nine months ended September 30, 2002 to $484,847 for the nine months ended September 30, 2003. The increase is primarily attributable to the write off of the previously recorded beneficial conversion feature on the 2001 convertible debentures coupled with higher interest rates on "bridge loans" used to cover the short term cash needs of the Company as well as a higher loan balance for much of the quarter. Due to the elimination of approximately $1.1 million in loan principle through restructuring and settlements, the company expects to realize significant savings in interest expense in future periods.


Net Loss

For the nine months ended September 30, 2003, the Company had a profit of $182,038 as compared to a loss of $984,504 for the nine months ended September 30, 2002. The profit is mainly due to the favorable impact of the settlements with note holders leading to extinguishment of debt and a reduction in interest expense associated with these loans.

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

Liquidity and Capital Resources

Cash and cash equivalents were $3,251 at September 30, 2003. Net cash used in operating activities of $394,418, was derived from the net profit from operations offset by depreciation of equipment, furniture and fixtures, amortization of deferred finance costs, non-cash extinguishment of debt, and an increase in interest expense.

For the nine months ended September 30, 2003 the Company had a working capital deficit of $3,980,813. The company made capital expenditures of $19,395 during the year, and invested $155,000 in joint ventures and the acquisition of technology related to Wi-Fi.

During January 2003, the Company raised an aggregate of $45,000 (net of expenses) from the private placement of a short term note with an unrelated investor.

During February 2003, the Company raised an aggregate of $50,000 (net of expenses) from the private placement of a short term note and from an unrelated investor.

During March 2003, the Company raised an aggregate of $16,429 (net of expenses) from an officer.

During April 2003, the Company raised an aggregate of $39,394 (net of expenses) from an officer.

During May 2003, the Company raised an aggregate of $192,879 (net of expenses) from the private placement of a short term note and from an officer.

During June 2003, the Company raised an aggregate of $94,779 (net of expenses) from the private placement of a short term note with an unrelated investor.

During July 2003, the Company raised an aggregate of $185,000 (net of expenses) from the private placement of short term notes with an unrelated investor.

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

       Date:  March 19, 2004
                                                         ICOA, INC.


                                                     /s/ Erwin Vahlsing, Jr.
                                                     -------------------------
                                                         Erwin Vahlsing, Jr.
                                                         Chief Financial Officer