Form 10QSB/A
period 2003-09-30
ICOA INC
filed 2004-04-28
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB / A
                                 Amendment No. 2


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

ITEM 3.           CONTROLS AND PROCEDURES

         As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's third fiscal quarter ended September 30, 2003, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

       Date:  April 28, 2004
                                                         ICOA, INC.


                                                     /s/ Erwin Vahlsing, Jr.
                                                     -------------------------
                                                         Erwin Vahlsing, Jr.
                                                         Chief Financial Officer