Form 10QSB
period 2004-03-31
ICOA INC
filed 2004-05-14
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

       Yes      X    No
             -------     -----

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes      X    No
             -------     -----



The number of shares of common stock outstanding as of May 12, 2004 was 129,198,778

PART I - FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Balance Sheet at March 31, 2004............2

          Unaudited Consolidated Statements of Operations for the
          three months ended March 31, 2004 and 2003........................3

          Unaudited Consolidated Statements of Cash Flows for the
          three months ended March 31, 2004 and 2003........................4

          Notes to the Unaudited Consolidated Financial Statements..........5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................7

Item 3.   Controls and Procedures..........................................11

PART II - OTHER INFORMATION

Item 2. Changes in Securities..............................................12

Item 3. Default on Senior Securities.......................................12

Item 6. Exhibits and Reports on Form 8-K...................................12





SIGNATURES

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                      $         148,629
    Account receivable                                                   37,486
    Inventories                                                           9,517
    Prepaid expenses and other current assets                            16,374
                                                              ------------------
      TOTAL CURRENT ASSETS                                              212,006

EQUIPMENT, net                                                          985,063

OTHER ASSETS:
    Other                                                                30,000
    Deferred finance costs                                               66,944
    Deferred equity finance cost                                        285,000
    Deposits                                                              5,705
                                                              ------------------
TOTAL OTHER ASSETS                                                      387,649
                                                              ------------------
                                                              $       1,584,718
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts)payable and accrued expenses                     $       1,247,434
    Notes payable                                                     1,822,048
    Notes payable - officers                                            123,273
    Due to equipment vendor                                             375,000
    Convertible debentures, in default                                        0
    Common stock to be issued for settlements                           282,000
    Common stock to be issued for private placement                     294,000
    Preferred stock to be issued for settlements                        337,500
                                                              ------------------
 TOTAL CURRENT LIABILITIES                                            4,481,255


Convertible Debenture                                                   221,714

STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized
     shares - 150,000,000 shares; 123,565,445
     shares issued and outstanding                                       12,357
    Additional paid-in capital                                        7,606,931
    Accumulated deficit                                             (10,737,539)
                                                              ------------------

       TOTAL STOCKHOLDERS' DEFICIT                                   (3,118,251)
                                                              ------------------

                                                              $       1,584,718
                                                              ==================





                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004           2003
                                                    ------------- --------------
REVENUES
     Transaction service fees                       $     47,768  $      38,723
     Licensing fees                                       15,000           -
     Equipment sales and installation                     58,012           -
     Managed services                                     19,260           -
                                                    ------------- --------------
         TOTAL REVENUE                                   140,040         38,723
                                                    ------------- --------------


COST OF SERVICES
     Telecommunication costs                              43,303         32,931
     Equipment and installation                           49,017           -
     Managed services                                     13,250          5,246
     Depreciation                                         81,012         62,872
                                                    ------------- --------------
         TOTAL COST OF SERVICES                          186,582        101,049
                                                    ------------- --------------


GROSS MARGIN                                             (46,542)       (62,326)

OPERATING EXPENSES:
     Selling, general and administrative                 407,761        152,088
     Depreciation                                          3,240          1,667
                                                     ------------ --------------

         TOTAL OPERATING EXPENSES                        411,001        153,755
                                                     ------------ --------------

OPERATING LOSS                                          (457,543)      (216,081)

INTEREST EXPENSE                                         (63,685)      (114,160)
                                                     ------------ --------------

NET LOSS                                             $  (521,228) $    (330,241)
                                                     ============ ==============


BASIC AND DILUTED - LOSS PER SHARE                   $     (0.00) $      (0.003)
                                                     ============ ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic and Diluted                           121,565,445     96,965,445
                                                     ============ ==============


                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                   2004               2003
                                            -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                               $       (521,228)   $      (330,241)
                                            -----------------   ----------------
     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
           Depreciation                                3,240              1,667
           Depreciation of equipment                  81,012             62,873
           Amortization of deferred
            financing cost                              -                24,986
           Non-cash interest due
            equipment vendor                            -                33,678
     Changes in assets and liabilities:
        Accounts receivable                           18,423
        Inventories                                   (9,517)
        Prepaid expenses                             (16,374)
        Other assets                                  (5,000)            3,947
        Accounts payable and accrued
         expenses                                     79,984            95,978
                                            -----------------   ----------------
     Net cash used in operating activities          (369,460)          (107,113)
                                            -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of equipment                        (44,615)              -
     Other                                            (8,300)              -
                                            -----------------   ----------------

NET CASH USED IN INVESTING ACTIVITIES                (52,915)              -
                                            -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments for registration and filings           (81,341)              -
     Proceeds from private placement                 294,000               -
     Proceeds from notes payable - officers            5,000               -
     Proceeds from convertible debentures            350,000               -
     Proceeds from (payment of) notes
      payable                                         (3,500)           105,429
                                            -----------------   ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            564,159            105,429
                                            -----------------   ----------------

INCREASE (DECREASE) IN CASH                          141,784             (1,685)

CASH - BEGINNING OF PERIOD                             6,845              4,791
                                            -----------------   ----------------

CASH - END OF PERIOD                        $        148,629    $         3,107
                                            =================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        No cash payments were made for
         income taxes or interest during
         each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Conversion of debentures and
         interest into stock                $           -       $         1,645
                                            -----------------   ----------------


                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Interim Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. ICOA, Inc. and Subsidiaries (the "Company"), believe that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2003.


Note 2--Standby Equity Distribution Agreement and Convertible Debentures

         In March 2004, the Company entered into a Standby Equity Distribution Agreement in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). This flexible equity facility may be used in whole or in part at our sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under this agreement and subject to certain conditions, the Company will have access to up to $5,000,000 over a two-year period. From time to time at its sole discretion, the Company may present Cornell Capital with a draw down notice, which would require them to purchase shares of our Common Stock at a 2% discount to the lowest daily Volume Weighted Average Price ("VWAP") of our Common Stock traded on each of the five days following the date of the draw down notice. A maximum of $250,000 may be drawn down in any five business-day period. The Company retains complete control of the timing and amount of each draw down. A commission of 5% is due Cornell Capital Partners, LP on the gross proceeds of each draw down.

         In connection with the Standby Equity Distribution Agreement, the Company issued to Cornell Capital 3,000,000 shares of our Common Stock as a commitment fee, as well as a three year warrant to purchase 400,000 shares of our Common Stock at $0.108 per share.

         Simultaneously, the Company entered into a Securities Purchase Agreement with Cornell Capital, pursuant to which Cornell Capital shall purchase $550,000 of 5% convertible debenture used as a bridge loan to fund operations through the registration process. The Company received $350,000 of the proceeds of this debenture in March 2004, and $200,000 in May 2004 when we filed a registration statement with the Securities and Exchange Commission. The debenture is convertible at a conversion price equal to $.108 per share (which was 120% of the closing bid price of the Company's Common Stock as of the closing date). However, if the on the date of conversion the VWAP for the five trading dates immediately preceding the Conversion Date is lower than $.09, the conversion price shall be adjusted to 80% of the VWAP for the five trading dates immediately preceding the Conversion Date. In addition, if the conversion price falls below $.09, Cornell Capital cannot convert more than $50,000 per week, and the Company can on up to two occasions prevent Cornell Capital from converting for up to 5 trading days. The convertible debenture is stated net of the beneficial conversion feature.



Note 3 --Notes Payable

         During February 2004, the Company raised an aggregate of $5,000 (net of expenses) from an officer.

         In September 2003, we reached agreement with SchlumbergerSema settling our outstanding equipment loan. This settlement reduced the outstanding balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The agreement requires no additional interest, and represents a savings of $917,548 in principal and accrued interest. In November 2003, we made a payment of $100,000 against the $475,000 owed to SchlumbergerSema; however since November, 2003, we have made no further payments to SchlumbergerSema and are presently in default.

Note 4 - Private Placement

         During January 2004, the Company raised an aggregate of $67,000 (net of expenses) from an unrelated, qualified investor through the sale of stock at $0.067 per share pursuant to a private placement memorandum.

         During February 2004, the Company raised an aggregate of $92,000 (net of expenses) from unrelated, qualified investors through the sale of stock at $0.067 per share pursuant to a private placement memorandum.

         During March 2004, the Company raised an aggregate of $135,000 (net of expenses) from unrelated, qualified investors through the sale of stock at $0.067 per share pursuant to a private placement memorandum.


Note 5 - Subsequent Events

         In April 2004, the Company issued 5,633,333 shares of common stock to Laurus Master Fund in full settlement of the majority of the cash settlement due of $450,000 and the remaining balance of common stock due of $57,000 per the terms of the July 2003 settlement agreement. The average issuance price of $0.09 per share was based on the market price on date of issuance.

         In May 2004, the Company reached agreement with one of its lenders to convert $200,000 of principal and approximately $22,000 of accrued interest into 4,000,000 shares of common stock at the market price of $0.056 on the date of agreement.


Note 6 - Restatement of Financial Statements

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


         We are a provider of Public Broadband Internet Access. The company operates private networks of high-speed Internet Terminals (WebCenter3000(TM)), and Wi-Fi (wireless Internet) Hot Spots, in over 180 locations nationwide. We operate in public locations - airports, hotels, marinas, transportation and conference centers. We provide fully managed broadband Internet access allowing services including: Internet access, e-mail, e-fax and telephony; business services including printing; e-commerce; and `venue specific' advertising. We currently operate or manage installations at the San Francisco International Airport, the Greater Baton Rouge, Louisiana Airport, the Sacramento-CA Airport, the Fresno-CA Airport, the Savanna-GA Airport, and Wi-Fi `Hot Zones' in the harbor district of Newport, Rhode Island and Boston's South End, as well as in 165+ Panera Bread locations and several prestigious hotels.

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


SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.


Results of operations

Three months ended March 31, 2004 as compared to the three months ended March 31, 2003

Revenue
Our revenue is derived from the ownership and operation of High Speed Internet Terminals and Wi-Fi Hot Spots in public locations, and Wi-Fi equipment sales, installation fees, and network management and maintenance services. The Company realized a 260% increase in revenue generating $140,040 in revenue for the three months ended March 31, 2004 versus $38,723 in revenue for the three months ended March 31, 2003.

Revenue was generated from the following services:

                                                  March 31,          March 31,
                                                    2004                2003
                                                  ---------          ---------

    Transaction Service Fees                      $  47,768          $  38,723
    Licensing Fees                                   15,000                  0
    Wi-Fi Equipment Sales and Service                58,012                  0
    Managed Services                                 19,260                  0
                                                  ---------          ---------
                                         Total    $ 140,040          $  38,723
                                                  =========          =========

Cost of Services consists primarily of:

                                                  March 31,          March 31,
                                                     2004              2004
                                                  ---------          ---------
    Telecom/Co-Location/Hosting Costs             $  43,303          $  32,931
    Wi-Fi Equipment and Installation                 49,017                  0
    Managed Services                                 13,250              5,246
    Depreciation Expense                             81,012             62,872
                                                  ---------          ---------
                                         Total    $ 186,582          $ 101,049
                                                  =========          =========


The Gross Profit, equal to (46,542), for the three months ended March 31, 2004 was negative due to preliminary costs incurred for integration of acquisitions, installation of new locations, and the continuing costs associate with carrying excess capacity built into our Network Operations Center which is capable of managing a larger network. As integration of announced acquisitions takes place and additional terminals and Wi-Fi locations are deployed, these costs should be better absorbed. The gross loss, equal to (46,542), for the three months ended March 31, 2004 improved over last years first three months. This was in spite of an almost 30% increase in depreciation year to year ($81,012 for the three months ended March 31, 2004 versus $62,872 for the three months ended March 31,
2003). The improvement is mainly attributable to increasing Transaction Service Fee Revenue year over year, coupled with new revenue generated through Equipment Sales and Managed Services. Management believes that because travel through airports returned to more normal levels after last year when the SARS virus caused a decrease, period over period revenue of Transaction Services Fees increased coupled with new revenue from Wi-Fi Hot Spot locations coming on line. The integration of acquisitions completed in the fourth quarter of 2003 led to new equipment sales, installation, and managed service revenue being recorded in the first quarter of 2004.

Selling, general and administrative expenses

General and administrative expenses consist primarily of:
Employee compensation and related expenses including payroll taxes and benefits for executive, administrative and operations personnel, Professional fees associated with deployment of our High Speed Internet Terminals and Wi-Fi networks, legal and accounting fees connected with registrations filed with the SEC, professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts, travel and entertainment, and facility and office-related costs such as rent, insurance, maintenance and telephone.


These costs increased $255,673 or 168% from $152,088 for the three months ended March 31, 2003 to $407,761 for the three months ended March 31, 2004. This increase is mainly due to the Company's addition of $58,000 for several new personnel to its overhead, an increase in consulting fees of $115,000 during the first quarter related to the business model, additional legal expense of $32,000 connected with acquisitions and pursuing the World Capital lawsuit, and additional travel and entertainment expense of $18,000 connected with the sales efforts securing new installation opportunities. Management expects general and administrative expenses in future periods to run at similarly increased levels over the current year in support of the growth of the business.


Depreciation Expense included in Cost of Sales

Depreciation increased $18,140 or 28% from $62,872 for the three months ended March 31, 2003 to $81,012 for three months ended March 31, 2004.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes. Interest expense decreased by $50,475 or 44.2% from $114,160 for the three months ended March 31, 2003 to $63,685 for the three months ended March 31, 2004. The decrease is primarily attributable to the restructuring of approximately $1.1 million in loan principal in the last half of 2003, and the completion in early 2003 of the write off of the previously recorded beneficial conversion feature connected with the 2001 convertible debentures. In addition, during the first quarter the Company raised a significant portion of its cash needs through a Private Placement thereby eliminating the need for additional "bridge loans" which have typically carried higher interest rates, and a convertible debenture which carries interest at five percent (5%) per annum.

Net Loss

For the three months ended March 31, 2004, the Company had a loss of $521,228 as compared to a loss of $330,241 for the three months ended March 31, 2003 an increase of $190,987 or 57.8%. The loss is mainly due to the higher selling, general and administrative costs incurred in quarter coupled with the negative gross margin.

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

Liquidity and Capital Resources

Cash and cash equivalents were $148,629 at March 31, 2004. Net cash used in operating activities of $369,460, was derived from the net loss from operations offset by depreciation of equipment, a decrease in accounts receivable, and an increase in accrued expenses.

At March 31, 2004 the Company had a working capital deficit of $4,269,249. The Company made capital expenditures of $44,615 during the quarter, and invested $8,300 in joint ventures and the acquisition of technology related to Wi-Fi.

During January 2004, the Company raised an aggregate of $67,000 (net of expenses) from an unrelated, qualified investor through the sale of 1,000,000 of restricted common stock at $0.067 per share pursuant to a private placement memorandum. The stock is currently reserved by the Company for future issuance.

During February 2004, the Company raised an aggregate of $92,000 (net of expenses) from unrelated, qualified investors through the sale of 1,373,135 shares of restricted common stock at $0.067 per share pursuant to a private placement memorandum. The stock is currently reserved by the Company for future issuance.

During February 2004, the Company raised an aggregate of $5,000 (net of expenses) from an officer.

During March 2004, the Company raised an aggregate of $135,000 (net of expenses) from unrelated, qualified investors through the sale of 2,014,924 shares of restricted common stock at $0.067 per share pursuant to a private placement memorandum. The stock is currently reserved by the Company for future issuance.

During March 2004, the Company raised an aggregate of $312,000 (net of expenses) from the issuance of a convertible debenture with an institutional investor as described below:

In March 2004, we entered into a Standby Equity Distribution Agreement in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). This facility may be used in whole or in part at our sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under this agreement and subject to certain conditions we will have access to up to $5,000,000 over a two-year period. From time to time at our sole discretion, we may present Cornell Capital with a draw down notice, which would require them to purchase shares of our Common Stock at a 2% discount to the lowest daily Volume Weighted Average Price ("VWAP") of our Common Stock traded on each of the five days following the date of the draw down notice.. A maximum of $250,000 may be drawn down in any five business-day period. We retain complete control of the timing and amount of each draw down. A commission of 5% is due Cornell Capital on the gross proceeds of each draw down.

In connection with the Standby Equity Distribution Agreement, we issued to Cornell Capital 3,000,000 shares of our Common Stock as a commitment fee, as well as a three year warrant to purchase 400,000 shares of our Common Stock at $0.108 per share.

Simultaneously, we entered into a Securities Purchase Agreement with Cornell Capital, pursuant to which Cornell Capital shall purchase $550,000 of 5% convertible debenture as a bridge loan to fund operations through the registration process. We received $350,000 of the proceeds of this debenture in March 2004, and $200,000 in May 2004 when we filed a registration statement with the Securities and Exchange Commission. The debenture is convertible at a conversion price equal to $.108 per share (which was 120% of the closing bid price of the Company's Common Stock as of the closing date). However, if the on the date of conversion the VWAP for the five trading dates immediately preceding the Conversion Date is lower than $.09, the conversion price shall be adjusted to 80% of the VWAP for the five trading dates immediately preceding the Conversion Date. In addition, if the conversion price falls below $.09, Cornell Capital cannot convert more than $50,000 per week, and we can on up to two occasions prevent Cornell Capital from converting for up to 5 trading days.

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

In September 2003, we reached agreement with SchlumbergerSema settling our outstanding equipment loan. This settlement reduced the outstanding balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The agreement requires no additional interest, and represents a savings of $917,548 in principal and accrued interest. In November 2003, we made a payment of $100,000 against the $475,000 owed to SchlumbergerSema; however since November, 2003, we have made no further payments to SchlumbergerSema and are presently in default.

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

We intend to seek shareholder approval, and have filed a proxy statement with the SEC, to increase our authorized shares from the current 150,000 to 500,000,000, and also create a class of preferred shares to facilitate future financing and acquisition opportunities. We anticipate that the shareholders meeting will be held some time during the second quarter of 2004.

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

Subsequent Events

In April 2004, the Company issued 5,633,333 shares of common stock to Laurus Master Fund in full settlement of the majority of the cash settlement due of $450,000 and the remaining balance of common stock due of $57,000 per the terms of the July 2003 settlement agreement. The average issuance price of $0.09 per share was based on the market price on date of issuance.

In May 2004, the Company reached agreement with one of its lenders to convert $200,000 of principal and approximately $22,000 of accrued interest into 4,000,000 shares of common stock at the market price of $0.056 on the date of agreement.




Item 3. - Controls and Procedures

(A)  Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.


(B)  Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         During the three months ended March 31, 2004, the Company issued the following unregistered securities:

         During January 2004, the Company raised an aggregate of $67,000 (net of expenses) from an unrelated, qualified investor through the sale of stock at $0.067 per share pursuant to a private placement memorandum.

         During February 2004, the Company raised an aggregate of $92,000 (net of expenses) from unrelated, qualified investors through the sale of stock at $0.067 per share pursuant to a private placement memorandum.

         During March 2004, the Company raised an aggregate of $135,000 (net of expenses) from unrelated, qualified investors through the sale of stock at $0.067 per share pursuant to a private placement memorandum.

         In April 2004, the Company issued 5,633,333 shares of common stock to Laurus Master Fund in full settlement of the majority of the cash settlement due of $450,000 and the remaining balance of common stock due of $57,000 per the terms of the July 2003 settlement agreement. The average issuance price of $0.09 per share was based on the market price on date of issuance.

         In May 2004, the Company reached agreement with one of its lenders to convert $200,000 of principal and approximately $22,000 of accrued interest into 4,000,000 shares of common stock at the market price of $0.056 on the date of agreement.


Item 3.  Default on Senior Securities

         In September 2003, we reached agreement with SchlumbergerSema settling our outstanding equipment loan. This settlement reduced the outstanding balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The agreement requires no additional interest, and represents a savings of $917,548 in principal and accrued interest. In November 2003, we made a payment of $100,000 against the $475,000 owed to SchlumbergerSema; however since November, 2003, we have made no further payments to SchlumbergerSema and are presently in default.

Item 6.  Exhibits and Reports on Form 8-K

                  a) Exhibits
Exhibits


Exhibit
 No.     Description                                         Location
-------  -------------------------------------------------    ----------------------------------------------
3.1      Articles of Incorporation                            Incorporated by reference to Exhibit 3.1 in
                                                              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              November 30, 2000

3.2      Articles of Amendment dated March 14, 1985           Incorporated by reference to Exhibit 3.2 in
                                                              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              November 30, 2000

3.3      Articles of Amendment dated August 25, 2000          Incorporated by reference to Exhibit 3.3 in
                                                              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              November 30, 2000

3.4      Bylaws                                               Incorporated by reference to Exhibit 3.4 in
                                                              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              November 30, 2000
                                       12


5.1      Opinion re: Legality                                 Incorporated by reference to Exhibit 5.1 in
                                                              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              May 7, 2004

10.2     Standby Equity Distribution Agreement dated as of    Incorporated by reference to Exhibit 10.2 in
         March 2004 between ICOA, Inc. and Cornell Capital    the Registration Statement on Form SB-2 filed
         Partners                                             with the Securities and Exchange Commission on
                                                              May 7, 2004


10.3     Placement Agent Agreement dated as of March 2004     Incorporated by reference to Exhibit 10.3 in
         between ICOA, Inc. and Newbridge Securities          the Registration Statement on Form SB-2 filed
         Corporation                                          with the Securities and Exchange Commission on
                                                              May 7, 2004

10.4     Registration Rights Agreement dated as of March      Incorporated by reference to Exhibit 10.4 in
         2004 between ICOA, Inc. and Cornell Capital          the Registration Statement on Form SB-2 filed
         Partners                                             with the Securities and Exchange Commission on
                                                              May 7, 2004

10.5     Securities Purchase Agreement dated as of March      Incorporated by reference to Exhibit 10.5 in
         2004 between ICOA, Inc. and Cornell Capital          the Registration Statement on Form SB-2 filed
         Partners                                             with the Securities and Exchange Commission on
                                                              May 7, 2004

10.6     Secured Debenture dated as of March 2004             Incorporated by reference to Exhibit 10.6 in
                                                              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              May 7, 2004

10.7     Security Agreement dated as of March 2004 between    Incorporated by reference to Exhibit 10.7 in
         ICOA, Inc. and Cornell Capital Partners              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              May 7, 2004

10.8     Escrow Agreement dated as of March 2004 by and       Incorporated by reference to Exhibit 10.8 in
         among ICOA, Inc., Butler Gonzalez LLP, and Cornell   the Registration Statement on Form SB-2 filed
         Capital Partners                                     with the Securities and Exchange Commission on
                                                              May 7, 2004

10.9     Investor Registration Rights Agreement dated as of   Incorporated by reference to Exhibit 10.9 in
         March 2004 between ICOA, Inc. and Cornell Capital    the Registration Statement on Form SB-2 filed
         Partners                                             with the Securities and Exchange Commission on
                                                              May 7, 2004

10.10    Irrevocable Transfer Agent Instructions              Incorporated by reference to Exhibit 10.10 in
                                                              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              May 7, 2004

10.11    Warrant for 400,000 shares in favor of Cornell       Incorporated by reference to Exhibit 10.11 in
         Capital Partners                                     the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              May 7, 2004

10.12    Form of Warrant                                      Incorporated by reference to Exhibit 10.12 in
                                                              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              May 7, 2004

21.1     Subsidiaries of ICOA                                 Incorporated by reference to Exhibit 21.1 in
                                                              the Registration Statement on Form SB-2 filed
                                                              with the Securities and Exchange Commission on
                                                              November 30, 2000
31       Certifications pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                           Provided herewith

32       Certifications pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                           Provided herewith



                  b) Reports on Form 8-K

                           None

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  May 12, 2004
                                                     ICOA, INC.

                                                    /s/ George Strouthopoulos
                                                        ------------------------
                                                        George Strouthopoulos
                                                        Chief Executive Officer

                                                     /s/ Erwin Vahlsing, Jr.
                                                         -----------------------
                                                         Erwin Vahlsing, Jr.
                                                         Chief Financial Officer