Form 10QSB
period 2004-06-30
ICOA INC
filed 2004-08-20
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

       Yes   __X__    No  ___



       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes   __X__  No __



The number of shares of common stock outstanding as of August 20, 2004 was 130,806,495

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Balance Sheet at June 30, 2004.............. 1

        Unaudited Consolidated Statements of Operations for the
        six months ended June 30, 2004 and 2003............................ 2

        Unaudited Consolidated Statements of Cash Flows for the
        six months ended June 30, 2004 and 2003............................ 3

        Notes to the Unaudited Consolidated Financial Statements...........4-6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................7-11

Item 3. Controls and Procedures............................................ 12


PART II - OTHER INFORMATION................................................ 13

Item 2. Changes in Securities.............................................. 13

Item 3. Default on Senior Securities....................................... 13

Item 6. Exhibits and Reports on Form 8-K...................................14-15


SIGNATURES

                          ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2004
                                  (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                           $      410,932
  Account receivable                                                    116,539
  Inventory                                                              21,041
  Prepaid expenses and other current assets                              72,503
                                                                 ---------------
    TOTAL CURRENT ASSETS                                                621,015

EQUIPMENT, net                                                        1,180,273

OTHER ASSETS
  Other                                                                  60,000
  Deposits                                                                  705
                                                                 ---------------

    TOTAL OTHER ASSETS                                                   60,705
                                                                 ---------------

                                                                 $    1,861,993
                                                                 ===============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $    1,391,464
  Notes Payable                                                       2,148,748
  Notes payable - officers                                              148,573
  Due to equipment vendor                                               375,000
  Common stock to be issued for settlements                             225,000
  Common stock to be issued for private placement                       294,000
  Preferred stock to be issued for settlements                          337,500
                                                                 ---------------
    TOTAL CURRENT LIABILITIES                                         4,920,285

  Convertible Debenture                                                 383,841

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value; authorized shares -
    150,000,000; 130,806,495 shares issued and outstanding               13,081
  Deferred equity finance costs                                        (220,000)
  Additional paid-in capital                                          8,213,206
  Accumulated deficit                                               (11,448,420)
                                                                 ---------------
    TOTAL STOCKHOLDERS' DEFICIT                                      (3,442,133)
                                                                 ---------------

                                                                 $    1,861,993
                                                                 ===============

                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UANAUDITED)


                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                    ----------------  ----------------   ----------------   ---------------
                                                         2004              2003               2004               2003

                                                    ----------------  ----------------   ----------------   ---------------
REVENUES
  Transaction service fees                          $        60,462   $        28,958    $       108,230    $       67,682
  Licensing fees                                                  0                 0             15,000                 0
  Equipment sales and installation                          255,800                 0            313,812                 0
  Managed services                                           22,127                 0             41,387                 0
                                                    ----------------  ----------------   ----------------   ---------------
                   TOTAL REVENUE                            338,389            28,958            478,429            67,682
                                                    ----------------  ----------------   ----------------   ---------------
COST OF SERVICES
  Telecommunications costs                                   48,711            49,122             90,957            82,053
  Equipment and installation                                159,414             4,500            210,964             4,500
  Managed service                                            17,849                 0             29,624             5,246
  Depreciation                                               94,957            63,734            175,969           126,606
                                                    ----------------  ----------------   ----------------   ---------------
              TOTAL COST OF SERVICES                        320,931           117,356            507,514           218,405
                                                    ----------------  ----------------   ----------------   ---------------
Gross Margin                                                 17,458           (88,398)           (29,085)         (150,723)

OPERATING EXPENSES:
  Selling, general and administrative                       603,776           194,214          1,011,247           346,302
  Depreciation                                                2,452               682              5,693             2,349
                                                    ----------------  ----------------   ----------------   ---------------
TOTAL OPERATING EXPENSES                                    606,228           194,897          1,016,940           348,652
                                                    ----------------  ----------------   ----------------   ---------------
Operating profit (loss)                                    (588,770)         (283,295)        (1,046,025)         (499,375)

Interest expense                                            122,372           146,352            186,055           260,512
                                                    ----------------  ----------------   ----------------   ---------------
Net Income (Loss)                                   $      (711,142)  $      (429,647)   $    (1,232,080)   $     (759,887)
                                                    ================  ================   ================   ===============
BASIC AND DILUTED - LOSS PER SHARE                  $         (0.01)  $         (0.00)   $         (0.01)   $        (0.01)
                                                    ================  ================   ================   ===============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                 Basic and Diluted                      129,734,684       101,632,112        125,650,064        99,298,778
                                                    ================  ================   ================   ===============


                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   For the Six Months Ended June 30,
                                                   ---------------------------------
                                                         2004              2003
                                                   ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $    (1,232,080) $      (759,585)
                                                   ----------------   --------------
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation                                       5,693            3,191
          Depreciation of equipment                        175,969          127,367
          Amortization of deferred financing cost                -           49,972
          Non-cash interest due equipment vendor                 -           67,356
          Stock issued for interest expense                                  30,000
    Changes in assets and liabilities:
       Accounts receivable                                 (60,630)               -
       Inventory                                           (21,041)
       Prepaid expenses                                    (72,503)
       Other assets                                              -            3,947
       Accounts payable and accrued expenses               224,013          235,394
                                                   ----------------   --------------
    Net cash used in operating activities                 (980,579)        (242,358)
                                                   ----------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                              (337,234)          (5,245)
    Loan to technology partner                                   -          (90,000)
    Other                                                  (38,300)               -
                                                   ----------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                     (375,534)         (95,245)
                                                   ----------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                           -            5,000
    Proceeds from private placement                        294,000                -
    Proceeds from notes payable - officers                  30,300                -
    Proceeds from convertible debentures                   550,000                -
    Proceeds from notes payable                            885,900          334,502
                                                   ----------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                1,760,200          339,502
                                                   ----------------   --------------
INCREASE (DECREASE) IN CASH                                404,087            1,898

CASH - BEGINNING OF PERIOD                                   6,845            4,791
                                                   ----------------   --------------
CASH - END OF PERIOD                               $       410,932    $       6,690
                                                   ================   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       No cash payments were made for income taxes
       or interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of notes payable into equity     $        50,000    $       4,395
                                                   ----------------   --------------
       Issuance of stock to settle notes payable   $       507,000    $           -
                                                   ================   ==============
       Acquisition of equipment for note           $        80,000    $           -
                                                   ================   ==============
ACQUISITION DETAILS:
       Fair value of assets acquired               $       200,000
                                                   ----------------
       Liabilities assumed                         $        80,000
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


Note 2--Standby Equity Distribution Agreement and Convertible Debentures

         In March 2004, the Company entered into a Standby Equity Distribution Agreement (SEDA) in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). This flexible equity facility may be used in whole or in part at our sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under this agreement, and subject to certain conditions, the Company will have access to up to $5,000,000 over a two-year period. From time to time at its sole discretion, the Company may present Cornell Capital with a draw down notice, which would require them to purchase shares of our Common Stock at a 2% discount to the lowest daily Volume Weighted Average Price ("VWAP") of our Common Stock traded on each of the five days following the date of the draw down notice. A maximum of $250,000 may be drawn down in any five business-day period. The Company retains complete control of the timing and amount of each draw down. Cornell Capital is entitled to retain 5% of each draw as a commitment fee.

         In connection with the Standby Equity Distribution Agreement, the Company issued to Cornell Capital 2,990,000 shares of our Common Stock as a commitment fee, as well as a three year warrant to purchase 400,000 shares of our Common Stock at $0.108 per share. The Company also issued to Newbridge Securities Corporation 10,000 shares of our Common Stock as partial compensation for their services as placement agent.

         Simultaneously, the Company entered into a Securities Purchase Agreement with Cornell Capital, pursuant to which Cornell Capital was required to purchase $550,000 of three year, 5%, secured convertible debentures used as a bridge loan to fund operations through the registration process. The Company received $350,000 of the proceeds of this debenture on March 19, 2004, and $200,000 on May 10, 2004. The debentures have due dates of March 19, 2007 and May 10, 2007 respectively. The Company filed a registration statement with the Securities and Exchange Commission on May 7, 2004. The registration statement was subsequently declared effective by the SEC on June 7, 2004. The debenture is secured by all of the assets of the Company. The debenture is convertible at a conversion price equal to $.108 per share (which was 120% of the closing bid price of the Company's Common Stock as of the closing date). However, if on the date of conversion the VWAP for the five trading dates immediately preceding the Conversion Date is lower than $.09, the conversion price shall be adjusted to 80% of the VWAP for the five trading dates immediately preceding the Conversion Date. In addition, if the conversion price falls below $.09, Cornell Capital cannot convert more than $50,000 per week, and the Company can on up to two occasions prevent Cornell Capital from converting for up to 5 trading days. The convertible debenture is stated net of the beneficial conversion feature.

Note 3 --Notes Payable (language below replaces first paragraph)

         During June 2004, the Company raised an aggregate of $726,880 (net of expenses) from Cornell Capital under a Promissory Note. The Note carries interest at the rate of 5% per annum beginning 90 days from its date, and is repayable out of the proceeds of the Standby Equity Distribution Agreement, or shall be paid in full within 144 calendar days of issuance. The Company intends to repay this promissory note utilizing proceeds from the Standby Equity Distribution Agreement.

         During June 2004, the Company issued 1,607,717 shares of common stock under the Standby Equity Distribution Agreement and utilized $50,000 of proceeds in repayment of the Promissory Note.

         During June 2004, the Company in connection with the acquisition of the assets of iDockUSA issued a six month term note of $80,000. The note carries no interest.

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


Note 5 - Subsequent Events

         In May 2004, the Company reached agreement with one of its lenders to convert $200,000 of principal and approximately $22,000 of accrued interest into 4,000,000 shares of common stock at the market price of $0.056 on the date of agreement. Final documents related to this settlement are in process, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

         In July 2004, the Company reached agreement with one of its lenders to convert $150,000 of principal and approximately $28,151 of accrued interest into 7,500,000 shares of common stock to be issued on a quarterly basis in the amount of 281,000 shares per quarter at a price of $0.024 per share, the average price on the date of agreement. Final documents related to this settlement are in process, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

         In July 2004, the Company was notified that Street Search, LLC, and SSJ Enterprises, LLC, intend to initiate a claim arising from their allegations that they are entitled to: (i) 30,000,000 shares of the Company's common stock, and (ii) three-year warrants granting holders the right to purchase 40,000,000 shares of the Company's common stock at $0.25 for the first 10,000,000 shares, $0.50 for the second 10,000,000 shares, $0.75 for the third 10,000,000 shares and at $1.00 for the last 10,000,000 shares. Street Search, LLC, SSJ Enterprises, LLC, and the Company have initiated negotiations with respect to such claim; however, no assurance can be made that any settlement will be reached. The Company has accrued the amount it has offered in settlement on the June 30, 2004 Financial Statements.

         In July 2004, the Company issued 9,222,610 shares of common stock to Cornell Capital Partners in connection with the conversion of $200,000 of the Promissory Note.

         In July 2004, the Company issued 4,166,666 shares of common stock to Cornell Capital Partners in connection with the conversion of $50,000 of the Convertible Debentures.

         In August 2004, the Company issued 3,339,510 shares of common stock to Cornell Capital Partners in connection with the conversion of $62,084 of the Promissory Note.

         In August 2004, the Company reached agreement with one of its lenders to convert $587,348 of principal and approximately $66,881 of accrued interest into 30,135,670 shares of common stock at an average price of $0.022 per share, the average price on the date of agreement. Final documents related to this settlement are in process, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.


Note 6 - Settlements

         In April 2004, the Company issued 5,633,333 shares of common stock to Laurus Master Fund in full settlement of cash due from the previously negotiated settlement of $450,000 and the remaining balance of common stock due of $57,000 per the terms of the July 2003 settlement agreement. The average issuance price of $0.09 per share was based on the market price on date of issuance.


Note 7 - Acquisitions

         In December 2003, the Company acquired the outstanding shares, for $200,000 of market value stock, of Airport Network Solutions, Inc.
         (ANS) a privately held corporation that designs and manages Wi-Fi solutions for the airport industry. It is operated as a wholly-owned subsidiary.

         In June 2004, the Company acquired the operating assets for $120,000 of cash and $80,000 of notes, of the iDockUSA operation of Starford Corporation, a privately held corporation that designs, installs, and manages Wi-Fi solutions for the marina industry.

         The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

            Assets                                        ANS        iDockUSA
                                                        ---------    --------
                       Current assets                   $  16,945    $      0
                       Property and equipment             113,643     200,000
                       Customer lists and contracts       219,412           0

            Liabilities
                       Current liabilities                150,000           0
                                                        ---------    --------
            Net purchase price                          $ 200,000   $ 200,000
                                                        =========   =========


The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of ANS and iDockUSA had occurred as of the following period:


                                       For the six months ended    For the six months ended
                                            June 30, 2003                June 30, 2004
------------------------------------- --------------------------- ----------------------------
Net revenues                          $             190,437       $            503,858
------------------------------------- --------------------------- ----------------------------
Net profit  (loss)  from  continuing  $           (794,416)       $        (1,224,099)
operations
------------------------------------- --------------------------- ----------------------------
Net  profit  (loss)  per share  from
continuing operations                 $                 (0.01)    $                 (0.01)
------------------------------------- --------------------------- ----------------------------

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

         ICOA, Inc is a major provider of neutral-host broadband Internet networks and Managed Services in high traffic public locations, including airports, restaurants, marinas, hospitality, transportation and conference centers, and a VAR of broadband wireless equipment. The company operates neutral-host networks of high-speed broadband wireless (802.11 Wi-Fi Hotspots) and wired Internet terminals (WebCenter3000(TM)) in over 410 locations nationwide. We currently operate or manage installations at the San Francisco International Airport, the Greater Baton Rouge, Louisiana Airport, the Sacramento-CA Airport, the Fresno-CA Airport, the Savanna-GA Airport, Manchester-NH Airport, Spokane-WA Airport, Wi-Fi `Hot Zones' in the harbor districts of Newport, Rhode Island and Boston's South End, 33 marinas, as well as in 325+ Panera Bread locations and several prestigious hotels.

         Management is focused on creating shareholder value through rapid organic growth of its vertically-focused subsidiaries, offering value-added services layered over these rapidly growing public access networks and through highly-screened complementary acquisitions augmenting the company's strong broadband network foundation. Management is pursuing scalable efficiencies across its operating divisions in the areas of Internet connectivity, national network infrastructure, network operations, call centers and customer support, marketing as well as OSS, AAA and other back office systems.


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



Results of operations

Three months ended June 30, 2004 as compared to the three months ended June 30, 2003
    and
Six months ended June 30, 2004 as compared to the six months ended June 30, 2003

Revenue
Our revenue is derived from the ownership and operation of neutral-host broadband wireless Wi-Fi Hot Spots and High Speed Internet terminals in high traffic public locations, and Wi-Fi equipment sales, installation fees, and network management and maintenance services.

For period ended June 30, 2004, quarterly revenue increased 1,168.5% to $338,389 versus $28,958 for the quarter ended June 30, 2003.

The Company realized a 606.9% increase in revenue generating $478,429 in revenue for the six months ended June 30, 2004 versus $67,682 in revenue for the six months ended June 30, 2003.

Revenue was generated from the following services:

                                                  For the three months ended            For the six months ended
                                                 June 30,          June 30,            June 30,            June 30,
                                                   2004              2003                2004                2003
                                              ---------------- ------------------ -------------------- -----------------
Transaction Service Fees                      $        60,462  $          28,958  $           108,230  $         67,682
Licensing Fees                                              0                  0               15,000                 0
Wi-Fi Equipment Sales and Service                     255,800                  0              313,812                 0
Managed Services                                       22,127                  0               41,387                 0

                                              ---------------- ------------------ -------------------- -----------------
                                       Total  $       338,389  $          28,958  $           478,429  $         67,682
                                              ================ ================== ==================== =================

Cost of Services consists primarily of:

                                                  For the three months ended             For the six months ended
                                              ------------------------------------ -------------------------------------
                                                 June 30,           June 30,            June 30,           June 30,
                                                   2004               2003                2004               2003
                                              ---------------- ------------------- -------------------- ----------------
Telecom/Co-Location/Hosting Costs             $        48,711  $           49,122  $            90,957  $        82,053
Wi-Fi Equipment and Installation                      159,414               4,500              210,964            4,500
Managed Services                                       17,849                   0               29,624            5,246
Depreciation Expense                                   94,957              63,734              175,969          126,606
                                              ================ =================== ==================== ================
                                       Total  $       320,931  $          117,356  $           507,514  $       218,405
                                              ================ =================== ==================== ================


For the quarter ended June 30, 2004 the gross margin turned positive by $17,458 as compared to a loss of ($88,398) for the quarter ended June 30, 2003. This was in spite of an almost 49% increase in depreciation year to year ($94,957 for the three months ended June 30, 2004 versus $63,734 for the three months ended June 30, 2003).

For the six months ended June 30, 2004 the gross margin loss was reduced to ($29,085) as compared to a loss of ($150,723) for the six months ended June 30, 2003. This was in spite of an almost 39% increase in depreciation year to year ($175,969 for the six months ended June 30, 2004 versus $126,606 for the six months ended June 30, 2003).

The gross margin, equal to ($29,085) for the six months ended June 30, 2004 was negative due to preliminary costs incurred for integration of acquisitions, installation of new locations, and the continuing costs associate with carrying excess capacity built into our Network Operations Center which is capable of managing a larger network. As integration of announced acquisitions takes place and additional terminals and Wi-Fi locations are deployed, these costs should be better absorbed.

The improvement in the gross margin is mainly attributable to increasing Transaction Service Fee Revenue quarter over quarter as well as year over year, coupled with new revenue generated through Equipment Sales and Managed Services. Management believes this is because travel through airports returned to more normal levels after early last year when the SARS virus caused a decrease. This resulted in period over period revenue of Transaction Services Fees increasing in conjunction with new revenue from Wi-Fi Hot Spot locations coming on line. The integration of acquisitions completed in the fourth quarter of 2003 led to continued growth in new equipment sales, installation, and managed service revenue throughout the first half of 2004.

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

For the quarter ended June 30, 2004 these costs increased $409,562 or 211% to 603,776 from $194,214 for the quarter ended June 30, 2003.

For the six months ended June 30, 2004 these costs increased $664,945 or 192% to $1,011,247 from $346,302 for the six months ended June 30, 2003.

The quarter and year to date increases outlined below are mainly due to the Company's addition of new personnel, increased use of consults during the first six months related to development of the business model and entry into new market verticals, additional legal expense connected with financing, registration filings, acquisitions and pursuing the World Capital lawsuit, accounting expense related to acquisitions and reviews of SEC filings, finance fees associated with the Convertible Debentures and the Standby Equity Distribution Agreement, and additional travel and entertainment expense connected with sales efforts to secure new installation opportunities. Management expects general and administrative expenses in future periods to run at similarly increased levels over the current year in support of the growth of the business.

                  Quarter and Year to Date increases in selling, general and administrative
          --------------------------------- --------------------------- --------------------------
                                            For the three months ended   For the six months ended
                                                     June 30, 2004              June 30, 2004
          Payroll                                         $          0               $     42,000
          Consulting                                           184,000                    268,000
          Legal                                                 37,000                    113,000
          Accounting                                            29,000                     37,000
          Finance Fees                                         103,000                    104,000
          Travel & Entertainment                          $     42,000                     63,000
                  Increase Quarter and YTD                $    395,000               $    627,000
                                            =========================== ==========================


Depreciation Expense included in Cost of Sales

Depreciation expense increased $31,223 or 49% from $63,734 for the three months ended June 30, 2003 to $94,957 for the three months ended June 30, 2004.

Depreciation expense increased $49,363 or 39% from $126,606 for the six months ended June 30, 2003 to $175,969 for the six months ended June 30, 2004.


Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes.

Interest expense decreased by $23,980 or 16.4% from $146,352 for the three months ended June 30, 2003 to $122,372 for the three months ended June 30, 2004.

Interest expense decreased by $74,475 or 28.6% from $260,512 for the six months ended June 30, 2003 to $186,055 for the six months ended June 30, 2004.

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

Net Loss

For the three months ended June 30, 2004, the Company had a loss of $711,142 as compared to a loss of $429,647 for the three months ended June 30, 2003 an increase of $281,495 or 65.5%.

For the six months ended June 30, 2004, the Company had a loss of $1,232,080 as compared to a loss of $759,887 for the six months ended June 30, 2003 an increase of $472,193 or 62.1%.

The loss is mainly due to the higher selling, general and administrative costs incurred in the first six months coupled with the year to date negative gross margin.

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

Liquidity and Capital Resources

Cash and cash equivalents were $410,932 at June 30, 2004. Net cash used in operating activities of $980,579, was derived from the net loss from operations offset by depreciation of equipment, an increase in accounts receivable, inventory, and prepaid expenses, and an increase in accounts payable and accrued expenses.

At June 30, 2004 the Company had a working capital deficit of $4,299,270. The Company made capital expenditures of $337,234 during the six months, and invested $38,300 in joint ventures and the acquisition of technology related to Wi-Fi.

During January 2004, the Company raised an aggregate of $67,000 (net of expenses) from an unrelated, qualified investor through the sale of 1,000,000 shares of restricted common stock at $0.067 per share pursuant to a private placement memorandum. The stock is currently reserved by the Company for future issuance.

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

During March 2004, the Company raised an aggregate of $312,000 (net of expenses) from the issuance of a convertible debenture with an institutional investor as described below:

In March 2004, the Company entered into a Standby Equity Distribution Agreement
(SEDA) in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). This flexible equity facility may be used in whole or in part at our sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under this agreement, and subject to certain conditions, the Company will have access to up to $5,000,000 over a two-year period. From time to time at its sole discretion, the Company may present Cornell Capital with a draw down notice, which would require them to purchase shares of our Common Stock at a 2% discount to the lowest daily Volume Weighted Average Price ("VWAP") of our Common Stock traded on each of the five days following the date of the draw down notice. A maximum of $250,000 may be drawn down in any five business-day period. The Company retains complete control of the timing and amount of each draw down. Cornell Capital is entitled to retain 5% of each draw as a commitment fee.

In connection with the Standby Equity Distribution Agreement, the Company issued to Cornell Capital 2,990,000 shares of our Common Stock as a commitment fee, as well as a three year warrant to purchase 400,000 shares of our Common Stock at $0.108 per share. The Company also issued to Newbridge Securities Corporation 10,000 shares of our Common Stock as partial compensation for their services as placement agent.

Simultaneously, the Company entered into a Securities Purchase Agreement with Cornell Capital, pursuant to which Cornell Capital was required to purchase $550,000 of three year, 5%, secured convertible debentures used as a bridge loan to fund operations through the registration process. The Company received $350,000 of the proceeds of this debenture on March 19, 2004, and $200,000 on May 10, 2004. The debentures have due dates of March 19, 2007 and May 10, 2007 respectively. The Company filed a registration statement with the Securities and Exchange Commission on May 7, 2004. The registration statement was subsequently declared effective by the SEC on June 7, 2004. The debenture is secured by all of the assets of the Company. The debenture is convertible at a conversion price equal to $.108 per share (which was 120% of the closing bid price of the Company's Common Stock as of the closing date). However, if on the date of conversion the VWAP for the five trading dates immediately preceding the Conversion Date is lower than $.09, the conversion price shall be adjusted to 80% of the VWAP for the five trading dates immediately preceding the Conversion Date. In addition, if the conversion price falls below $.09, Cornell Capital cannot convert more than $50,000 per week, and the Company can on up to two occasions prevent Cornell Capital from converting for up to 5 trading days. The convertible debenture is stated net of the beneficial conversion feature.

During June 2004, the Company raised an aggregate of $726,880 (net of expenses) from Cornell Capital under a Promissory Note. The Note carries interest at the rate of 5% per annum beginning 90 days from its date, and is repayable out of the proceeds of the Standby Equity Distribution Agreement, or shall be paid in full within 144 calendar days of issuance. The Company intends to repay this promissory note utilizing proceeds from the Standby Equity Distribution Agreement.

During June 2004, the Company issued 1,607,717 shares of common stock under the Standby Equity Distribution Agreement and utilized $50,000 of proceeds in repayment of the Promissory Note.

In June 2004, the Company issued a 180 day note in connection with the acquisition of the assets of iDockUSA. The note carries no interest.

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

In April 2004, the Company issued 5,633,333 shares of common stock to Laurus Master Fund in full settlement of cash due from the previously negotiated settlement of $450,000 and the remaining balance of common stock due of $57,000 per the terms of the July 2003 settlement agreement. The average issuance price of $0.09 per share was based on the market price on date of issuance. The Company has received a waiver from the remaining holders postponing the due date of this cash payment until September 30, 2004.

The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

We intend to seek shareholder approval, and have filed a proxy statement with the SEC, to increase our authorized shares from the current 150,000,000 to 750,000,000, and also create a class of preferred shares to facilitate future financing and acquisition opportunities. We anticipate that the shareholders meeting will be held some time during the third quarter of 2004.

We need to raise a minimum of $1,500,000 through public or private debt or sale of equity to install additional Internet terminals, continue expanding our managed services and service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing our terminals and Wi-Fi networks in strategic positions. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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

Subsequent Events

In May 2004, the Company reached agreement with one of its lenders to convert $200,000 of principal and approximately $22,000 of accrued interest into 4,000,000 shares of common stock at the market price of $0.056 on the date of agreement. Final documents related to this settlement are in process, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

In July 2004, the Company reached agreement with one of its lenders to convert $150,000 of principal and approximately $28,151 of accrued interest into 7,500,000 shares of common stock to be issued on a quarter basis in the amount of 281,000 shares per quarter at a price of $0.024 per share, the average price on the date of agreement. Final documents related to this settlement are in process, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

In July 2004, the Company was notified that Street Search, LLC, and SSJ Enterprises, LLC, intend to initiate a claim arising from their allegations that they are entitled to: (i) 30,000,000 shares of the Company's common stock, and
(ii) three-year warrants granting holders the right to purchase 40,000,000 shares of the Company's common stock at $0.25 for the first 10,000,000 shares, $0.50 for the second 10,000,000 shares, $0.75 for the third 10,000,000 shares and at $1.00 for the last 10,000,000 shares. Street Search, LLC, SSJ Enterprises, LLC, and the Company have initiated negotiations with respect to such claim; however, no assurance can be made that any settlement will be reached. The Company has accrued the amount it has offered in settlement on the June 30, 2004 Financial Statements.

In August 2004, the Company reached agreement with one of its lenders to convert $587,348 pf principal and approximately $66,881 of accrued interest into 30,135,670 shares of common stock at an average price of $0.022 per share, the average price on the date of agreement. Final documents related to this settlement are in process, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

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

(B)  Changes in Internal Controls over Financial Reporting
In connections with the evaluation of the Company's internal controls during the quarter ended June 30, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

During the six months ended June 30, 2004, the Company issued the following unregistered securities:

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

In March 2004, the Company issued 2,990,000 shares of common stock to Cornell Capital as a commitment fee in connection with the Standby Equity Distribution Agreement, and a three year warrant to purchase 400,000 shares of common stock at $0.108 per share. The shares were issued at a price of $0.09 per share.

In March 2004, the Company issued 10,000 shares of common stock to Newbridge Securities Corporation as partial compensation for their services as placement agent. The shares were issued at a price of $0.09 per share.

In April 2004, the Company issued 5,633,333 shares of common stock to Laurus Master Fund in full settlement of the majority of the cash settlement due of $450,000 and the remaining balance of common stock due of $57,000 per the terms of the July 2003 settlement agreement. The average issuance price of $0.09 per share was based on the market price on date of issuance.

In May 2004, the Company reached agreement with one of its lenders to convert $200,000 of principal and approximately $22,000 of accrued interest into 4,000,000 shares of common stock at the market price of $0.056 on the date of agreement. Final documents related to this settlement are in process, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

In June 2004, the Company issued 1,607,717 shares of common stock to Cornell Capital Partners in connection with a Put in the amount of $50,000 under the Standby Equity Distribution Agreement.

In July 2004, the Company reached agreement with one of its lenders to convert $150,000 of principal and approximately $28,151 of accrued interest into 7,500,000 shares of common stock to be issued on a quarter basis in the amount of 281,000 shares per quarter at a price of $0.024 per share, the average price on the date of agreement. Final documents related to this settlement are in process, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

In August 2004, the Company reached agreement with one of its lenders to convert $587,348 of principal and approximately $66,881 of accrued interest into 30,135,670 shares of common stock at an average price of $0.022 per share, the average price on the date of agreement. Final documents related to this settlement are in process, and the issuance of shares will take place after shareholders approve an increase in the authorized shares.



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

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits


Exhibit No.           Description                                              Location
-----------           -------------------------------------------------------- ------------------------------------------------
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

5.1                   Opinion re: Legality                                     Incorporated by reverence to Exhibit 5.1 in
                                                                               the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.2                  Standby Equity Distribution Agreement dated as of        Incorporated by reverence to Exhibit 10.2 in
                      March 2004 between ICOA, Inc. and Cornell Capital        the Registration Statement on Form SB-2 filed
                      Partners                                                 with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.3                  Placement Agent Agreement dated as of March 2004         Incorporated by reverence to Exhibit 10.3 in
                      between ICOA, Inc. and Newbridge Securities Corporation  the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.4                  Registration Rights Agreement dated as of March 2004     Incorporated by reverence to Exhibit 10.4 in
                      between ICOA, Inc. and Cornell Capital Partners          the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.5                  Securities Purchase Agreement dated as of March 2004     Incorporated by reverence to Exhibit 10.5 in
                      between ICOA, Inc. and Cornell Capital Partners          the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.6                  Secured Debenture dated as of March 2004                 Incorporated by reverence to Exhibit 10.6 in
                                                                               the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.7                  Security Agreement dated as of March 2004 between        Incorporated by reverence to Exhibit 10.7 in
                      ICOA, Inc. and Cornell Capital Partners                  the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.8                  Escrow Agreement dated as of March 2004 by and among     Incorporated by reverence to Exhibit 10.8 in
                      ICOA, Inc., Butler Gonzalez LLP, and Cornell Capital     the Registration Statement on Form SB-2 filed
                      Partners                                                 with the Securities and Exchange Commission on
                                                                               May 7, 2004



10.9                  Investor Registration Rights Agreement dated as of       Incorporated by reverence to Exhibit 10.9 in
                      March 2004 between ICOA, Inc. and Cornell Capital        the Registration Statement on Form SB-2 filed
                      Partners                                                 with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.10                 Irrevocable Transfer Agent Instructions                  Incorporated by reverence to Exhibit 10.10 in
                                                                               the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.11                 Warrant for 400,000 shares in favor of Cornell Capital   Incorporated by reverence to Exhibit 10.11 in
                      Partners                                                 the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.12                 Form of Warrant                                          Incorporated by reverence to Exhibit 10.12 in
                                                                               the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

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

31.1                  Certification pursuant to Section 302 of the             Provided herewith
                      Sarbanes-Oxley Act of 2002

31.2                  Certification pursuant to Section 302 of the             Provided herewith
                      Sarbanes-Oxley Act of 2002

32.1                  Certification pursuant to Section 906 of the             Provided herewith
                      Sarbanes-Oxley Act of 2002

32.2                  Certification pursuant to Section 906 of the             Provided herewith
                      Sarbanes-Oxley Act of 2002

        b) Reports on Form 8-K

Report of June 18, 2004 reporting acquisition of substantially all the assets of iDockUSA.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  August 20, 2004
                                                     ICOA, INC.


                                                     /s/ George Strouthopoulos
                                                     -------------------------
                                                     George Strouthopoulos
                                                     Chief Executive Officer



                                                     /s/ Erwin Vahlsing, Jr.
                                                     -------------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer