Form 10QSB
period 2004-09-30
ICOA INC
filed 2004-11-16
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



 __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

        Registrant's Telephone Number, Including Area Code: 401-352-2300

 _________________________________________________________________________
 Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report.


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



The number of shares of common stock outstanding as of November 12, 2004 was 147,535,281

PART I - FINANCIAL INFORMATION

Item 1.       Unaudited Consolidated Balance Sheet at September 30, 2004

              Unaudited Consolidated Statements of Operations for the six months ended September 30, 2004 and 2003

              Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2004 and 2003

              Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.       Controls and Procedures


PART II - OTHER INFORMATION

Item 2.       Changes in Securities

Item 3.       Default on Senior Securities

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)




                                     ASSETS

CURRENT ASSETS
 Cash                                                           $        14,587
 Account receivable                                                     132,507
 Inventory                                                               22,452
 Prepaid expenses and other current assets                               58,495
                                                                ----------------
           TOTAL CURRENT ASSETS                                         228,041

 EQUIPMENT, net                                                       1,430,923

OTHER ASSETS
 Other                                                                   40,000
 Deposits                                                                   705
                                                                ----------------
           TOTAL OTHER ASSETS                                            40,705
                                                                ----------------

                                                                $     1,699,669
                                                                ================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued expenses                          $     1,855,455
 Notes Payable                                                        2,089,164
 Notes payable - officers                                               148,573
 Due to equipment vendor                                                375,000
 Common stock to be issued for settlements                              225,000
 Common stock to be issued for private placement & acquisitions         313,000
 Preferred stock to be issued for settlements                           337,500
                                                                ----------------

           TOTAL CURRENT LIABILITIES                                  5,343,692

Convertible Debenture                                                   348,747

STOCKHOLDERS' DEFICIT
 Common stock, $.0001 par value; authorized
 shares - 150,000,000; 147,535,281 shares
 issued and outstanding                                                  14,753
                Deferred equity finance costs                          (202,500)
                Additional paid-in capital                            8,609,217
                Accumulated deficit                                 (12,414,240)
                                                                ----------------

           TOTAL STOCKHOLDERS' DEFICIT                               (3,992,770)
                                                                ----------------

                                                                $     1,699,669
                                                                ================

                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended Sept 30,          Nine Months Ended Sept 30,
                                            ----------------  ----------------   ----------------   ---------------
                                                 2004              2003               2004               2003
                                            ----------------  ----------------   ----------------   ---------------
REVENUES
  Transaction service fees                  $       113,160   $        38,562    $       221,392    $      106,244
  Licensing fees                                          0                 0             15,000                 0
  Equipment sales and installation                  143,435                 0            457,246                 0
  Managed services                                   43,589                 0             84,976                 0
                                            ----------------  ----------------   ----------------   ---------------
                   TOTAL REVENUE                    300,184            38,562            778,614           106,244
                                            ----------------  ----------------   ----------------   ---------------

COST OF SERVICES
  Telecommunications costs                           72,850            44,338            163,806           125,772
  Equipment and installation                        132,915                 0            343,879             4,500
  Managed service                                    22,934                 0             52,559             5,246
  Depreciation                                       95,808            62,932            271,777           189,538
                                            ----------------  ----------------   ----------------   ---------------
              TOTAL COST OF SERVICES                324,507           107,270            832,021           325,056
                                            ----------------  ----------------   ----------------   ---------------

Gross Margin                                        (24,323)          (68,708)           (53,407)         (218,812)

OPERATING EXPENSES:
  Selling, general and administrative               762,121           165,208          1,773,368           511,615
  Depreciation                                        2,030             1,596              7,723             4,787
                                            ----------------  ----------------   ----------------   ---------------
TOTAL OPERATING EXPENSES                            764,151           166,804          1,781,091           516,402
                                            ----------------  ----------------   ----------------   ---------------

Operating profit (loss)                            (788,474)         (235,512)        (1,834,498)         (735,214)

Interest expense                                    120,417            65,764            360,872           325,647
Income tax expense                                    2,529                                2,529                 0
Gain on extinguishment of debt                                      1,425,448                  0         1,425,448
                                            ----------------  ----------------   ----------------   ---------------
Net Income (Loss)                           $      (911,420)  $     1,124,172    $    (2,197,899)   $      364,587
                                            ================  ================   ================   ===============

BASIC AND DILUTED - LOSS PER SHARE                  $ (0.01)           $ 0.01            $ (0.02)           $ 0.00
                                            ================  ================   ================   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                 Basic and Diluted              146,422,111       104,965,445        132,574,080       101,187,667
                                            ================  ================   ================   ===============



                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 For the Nine Months Ended September 30,
                                                 ---------------------------------------
                                                            2004             2003
                                                      ---------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $   (2,197,899)   $    364,586
                                                      ---------------   -------------

    Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation                                        6,214           4,787
          Depreciation of equipment                         271,777         175,388
          Amortization of deferred financing cost                 -          49,972
          Gain on extinguishment of debt                          -      (1,425,448)
          Stock issued for interest expense                                  30,000
    Changes in assets and liabilities:
       Accounts receivable                                  (76,598)              -
       Inventory                                            (22,452)
       Prepaid expenses                                     (58,495)
       Other assets                                               -           3,947
       Accounts payable and accrued expenses                688,003          79,965
                                                     ---------------   -------------
    Net cash used in operating activities                (1,389,450)       (716,803)
                                                     ---------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                               (684,213)         (5,245)
    Loan to technology partner                                    -        (155,000)
    Other                                                   (18,300)              -
                                                     ---------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                      (702,513)       (160,245)
                                                     ---------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                            -           5,000
    Proceeds from private placement                         313,000               -
    Proceeds from notes payable - officers                   30,300               -
    Proceeds from convertible debentures                    500,000               -
    Adjustment of notes from restructuring                        -         685,508
    Proceeds from notes payable                           1,256,405         185,000
                                                     ---------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,099,705         875,508
                                                     ---------------   -------------

INCREASE (DECREASE) IN CASH                                   7,742          (1,540)

CASH - BEGINNING OF PERIOD                                    6,845           4,791
                                                     ---------------   -------------

CASH - END OF PERIOD                                 $       14,587    $      3,251
                                                     ===============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       No cash payments were made for income taxes or interest during each of the above periods

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of notes payable into equity       $      919,083    $      4,395
                                                     ---------------   -------------

                                                     ---------------   -------------
       Common stock to be issued for notes           $      507,000    $    225,000
                                                     ---------------   -------------
       Preferred stock to be issued for notes        $            -    $    337,500
                                                     ---------------   -------------
       Acquisition of equipment for note             $       80,000    $          -
                                                     ===============   =============
ACQUISITION DETAILS:
       Fair value of assets acquired                 $      495,200
                                                     ---------------
       Liabilities assumed                           $      160,000
                                                     ---------------

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

     Simultaneously, the Company entered into a Securities Purchase Agreement with Cornell Capital, pursuant to which Cornell Capital was required to purchase $550,000 of three year, 5%, secured convertible debentures used as a bridge loan to fund operations through the registration process. The Company issued a $350,000 debenture on March 19, 2004, and a $200,000 debenture on May 10, 2004. The debentures have due dates of March 19, 2007 and May 10, 2007 respectively. The Company filed a registration statement with the Securities and Exchange Commission on May 7, 2004. The registration statement was subsequently declared effective by the SEC on June 7, 2004. The debenture is secured by all of the assets of the Company. The debenture is convertible at a conversion price equal to $.108 per share (which was 120% of the closing bid price of the Company's Common Stock as of the closing date). However, if on the date of conversion the VWAP for the five trading dates immediately preceding the Conversion Date is lower than $.09, the conversion price shall be adjusted to 80% of the VWAP for the five trading dates immediately preceding the Conversion Date. In addition, if the conversion price falls below $.09, Cornell Capital cannot convert more than $50,000 per week, and the Company can on up to two occasions prevent Cornell Capital from converting for up to 5 trading days. The convertible debenture is stated net of the beneficial conversion feature.

Note 3 --Notes Payable

     During June 2004, the Company raised an aggregate of $726,880 (net of expenses) from Cornell Capital under a Promissory Note. The Note carries interest at the rate of 5% per annum beginning 90 days from its date, and is repayable out of the proceeds of the Standby Equity Distribution Agreement, and was to be paid in full by November 8, 2004. The Company is attempting to negotiate an extension with Cornell Capital. The Company intends to repay this promissory note utilizing proceeds from the Standby Equity Distribution Agreement.

     During the period from June 1 through September 30, 2004, the Company issued 14,169,837 shares of common stock under the Standby Equity Distribution Agreement and utilized $312,084 of proceeds in repayment of the Promissory Note.

     During July 2004, the Company issued 4,166,666 shares of common stock upon conversion of $50,000 of the Convertible Debenture.

     During August 2004, the Company borrowed $50,000 (net of expenses) on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods.

     During September 2004, the Company borrowed $75,000 (net of expenses) on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods.

     During June 2004, the Company in connection with the acquisition of the assets of iDockUSA issued a six month term note of $80,000. The note carries no interest.

     During August 2004, the Company in connection with the acquisition of AuthDirect, Inc. issued a note in the amount of $130,000. The note carries no interest. In addition, the Company recorded a liability to issue $54,000 of common stock (1,500,000 shares) at a price of $0.036.

     During February 2004, the Company raised an aggregate of $5,000 (net of expenses) from an officeron a short term note.

     In May 2004, the Company reached agreement with one of its lenders to convert $200,000 of principal and $26,746 of accrued interest into 4,000,000 shares of common stock at the market price of $0.056 on the date of agreement. Final documents related to this settlement were completed in August 2004, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

     In July 2004, the Company reached agreement with one of its lenders to convert $150,000 of principal and $22,500 of accrued interest into 8,625,000 shares of common stock to be issued on a quarterly basis in the amount of 281,000 shares per quarter at a price of $0.024 per share, the average price on the date of agreement. Final documents related to this settlement were completed in August 2004, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

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

     The Private Placements are shown as a liability on the books of the Company until such time as the shares are issued.


Note 5 - Subsequent Events

     On October 8, 2004, SSJ Enterprises, LLC and Street Search, LLC filed suit in the United States District Court, District of Rhode Island against ICOA, Inc., George Strouthopoulos and Erwin Vahlsing alleging breach of contract, breach of oral contract and fraud regarding a Services Agreement, dated October 20, 2003 for consulting services under the agreement. The plaintiffs seek specific performance and damages of $20 million, plus interest, costs and reasonable attorney's fees. The response is not currently due. The Company believes that plaintiffs allegations are without merit and intends to vigorously defend this lawsuit. The Company has accrued $130,000 with regard to this case.


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


Note 7 - Litigation

     On October 8, 2004, SSJ Enterprises, LLC and Street Search, LLC filed suit in the United States District Court, District of Rhode Island against ICOA, Inc., George Strouthopoulos and Erwin Vahlsing alleging breach of contract, breach of oral contract and fraud regarding a Services Agreement, dated October 20, 2003 for consulting services under the agreement. The plaintiffs seek specific performance and damages of $20 million, plus interest, costs and reasonable attorney's fees. The response is not currently due. The Company believes that plaintiffs allegations are without merit and intends to vigorously defend this lawsuit. The Company has accrued $130,000 with regard to this case.


Note 8 - Acquisitions

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

     In August 2004, the Company acquired the outstanding shares, for $215,200 of cash, notes, stock, and warrants, of AuthDirect, Inc. a privately held corporation that provides back office settlement services and network monitoring for Wi-fi providers. It is operated as a wholly-owned subsidiary.

     The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:



     Assets                              ANS       iDockUSA       AuthDirect
                                     ---------     --------       ----------
        Current assets               $  16,945     $      0       $    7,070
        Property and equipment         113,643      200,000          200,000
        Customer lists and contracts   219,412            0           88,130

     Liabilities
        Current liabilities            150,000            0           80,000
                                     ---------    ---------       ----------
     Net purchase price              $ 200,000    $ 200,000       $  215,200
                                     =========    =========       ==========

     The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of ANS, iDockUSA, and AuthDirect had occurred as of the following period:


                            For the nine months ended  For the nine months ended
                                 September 30, 2003         September 30, 2004

     Net revenues            $           322,237       $            959,690
     Net  profit (loss) from $           297,759       $         (2,169,662)
     continuing operations
     Net  profit (loss) per  $             (0.00)      $              (0.02)
     share  from continuing
     operations



Note 9 - Warrants

     In June 2004, the Company issued two, three year warrants for the purchase of up to 1,000,000 shares of common stock at an exercise price of $0.05 per share to Joseph Kerrigan and Michael Taylor, former principals of iDockUSA, which was acquired in June 2004.

     In September 2004, the Company issued a three year warrant for the purchase of up to 1,500,000 shares of common stock at an exercise price of $0.05 per share in connection with the acquisition of AuthDirect.

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

     ICOA, Inc. is a provider of neutral-host wireless and wired broadband Internet networks in high traffic public locations. ICOA provides design, installation, operations, maintenance and management of neutral, common-use 802.11x standard WLAN Wi-Fi hot spot and hot zone infrastructure throughout airport facilities, quick service restaurants, marinas, hospitality, and metro zones. ICOA currently owns, operates or manages over 650 installations in locations serving more than 22 million annual patrons, including the San Francisco International Airport (SFO), Spokane International Airport (GEG), the Greater Baton Rouge, Louisiana Airport (BTR), Sacramento International Airport
(SMF),  Manchester Airport (MHT),  Savannah/Hilton  Head  International  Airport
(SAV), Charleston International Airport (CHS), Fresno-Yosemite International Airport (FYI), Killeen Municipal Airport (GRK), 425 Panera Bread locations, 36 marinas in California and Virginia, and hot zones in Lexington, KY and Rhode Island's Newport Harbor.

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



Results of operations

Three months ended September 30, 2004 as compared to the three months ended September 30, 2003
         and
Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

Revenue

Our revenue is derived from the ownership and operation of neutral-host broadband wireless Wi-Fi Hot Spots and High Speed Internet terminals in high traffic public locations, and Wi-Fi equipment sales, installation fees, and network management and maintenance services.

For period ended September 30, 2004, quarterly revenue increased 678.5% to $300,184 versus $38,562 for the quarter ended September 30, 2003.

The Company realized a 632.9% increase in revenue generating $778,614 in revenue for the nine months ended September 30, 2004 versus $106,244 in revenue for the nine months ended September 30, 2003.

Revenue was generated from the following services:


                                                  For the three months ended            For the nine months ended
                                                September 30,     September 30,       September 30,      September 30,
                                                    2004              2003                2004                2003
                                              ---------------- ------------------ -------------------- -----------------
Transaction Service Fees                      $       113,160  $          38,562  $           221,392  $        106,244
Licensing Fees                                              0                  0               15,000                 0
Wi-Fi Equipment Sales and Service                     143,435                  0              457,246                 0
Managed Services                                       43,589                  0               84,976                 0
                                              ---------------- ------------------ -------------------- -----------------
                                       Total  $       300,184  $          38,562  $           778,614  $        106,244
                                              ================ ================== ==================== =================

Cost of Services consists primarily of:

                                                  For the three months ended            For the nine months ended
                                              ---------------- ------------------ -------------------- ----------------
                                               September 30,     September 30,        September 30,      September 30,
                                                   2004               2003                2004               2003
                                              ---------------- ------------------ -------------------- ----------------
Telecom/Co-Location/Hosting Costs             $        72,850  $          44,338  $           163,806  $       125,772
Wi-Fi Equipment and Installation                      132,915                  0              343,879            4,500
Managed Services                                       22,934                  0               52,559            5,246
Depreciation Expense                                   95,808             62,932              271,777          189,538
                                              ================ ================== ==================== ================
                                       Total  $       324,507  $         107,270  $           832,021  $       325,056
                                              ================ ================== ==================== ================


For the quarter ended September 30, 2004 the gross loss narrowed to ($24,323) as compared to a loss of ($68,708) for the quarter ended September 30, 2003. This was in spite of an almost 52% increase in depreciation year to year ($95,808 for the three months ended September 30, 2004 versus $62,932 for the three months ended September 30, 2003).

For the nine months ended September 30, 2004 the gross margin loss was reduced to ($53,407) as compared to a loss of ($218,812) for the nine months ended September 30, 2003. This was in spite of an almost 43% increase in depreciation year to year ($271,777 for the nine months ended September 30, 2004 versus $189,538 for the nine months ended September 30, 2003).

The gross margin, equal to ($53,407) for the nine months ended September 30, 2004 was negative due to preliminary costs incurred for integration of acquisitions, installation of new locations, and the continuing costs associate with carrying excess capacity built into our Network Operations Center which is capable of managing a larger network. As integration of announced acquisitions takes place and additional terminals and Wi-Fi locations are deployed, these costs should be more effectively absorbed.

The improvement in the gross margin is mainly attributable to increasing Transaction Service Fee Revenue quarter over quarter as well as year over year, coupled with new revenue generated through Equipment Sales and Managed Services. Management believes this is a direct result of its focus on additional recurring revenue from managed services coupled with travel through airports returning to more normal levels after early last year when the SARS virus caused a decrease in Transaction Service Fees. This resulted in period over period revenue of Transaction Services Fees increasing in conjunction with new revenue from Wi-Fi Hot Spot locations coming on line. The integration of acquisitions completed in the fourth quarter of 2003 and in June and August 2004 led to continued growth in new equipment sales, installation, transaction service fees, and managed service revenue during the first nine months of 2004.

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

For the quarter ended September 30, 2004 these costs increased $597,347 or 358% to 764,151 from $166,804 for the quarter ended September 30, 2003.

For the nine months ended September 30, 2004 these costs increased $1,264,692 or 245% to $1,781,091 from $516,402 for the nine months ended September 30, 2003.

The quarter and year to date increases outlined below are mainly due to the Company's addition of new personnel, increased use of consultants during the first nine months related to development of the business model and entry into new market verticals, additional legal expense connected with financing, registration filings, acquisitions and pursuing the World Capital lawsuit, accounting expense related to acquisitions and reviews of SEC filings, finance fees associated with the Convertible Debentures and the Standby Equity Distribution Agreement, and additional travel and entertainment expense connected with sales efforts to secure new installation opportunities. Management expects general and administrative expenses in future periods to run at similarly increased levels over the current year in support of the growth of the business.


                                     Quarter and Year to Date increases in selling, general and administrative
                                     -------------------------------------------------------------------------
                                              For the three months ended       For the nine months ended
                                                  September 30, 2004               September 30, 2004
                                            -------------------------------- -------------------------------
          Payroll                                                  $ 28,700                       $  70,400
          Consulting                                                266,000                         534,000
          Legal                                                      46,000                         145,000
          Accounting                                                  9,000                          34,000
          Finance Fees                                              105,000                         208,000
          IR / PR / Marketing                                        38,000                          52,600
          Travel & Entertainment                                     38,000                         101,000
          Other                                                      66,647                         119,689
                                            -------------------------------- -------------------------------
                  Increase Quarter and YTD                         $597,347                     $ 1,264,689
                                            ================================ ===============================


Depreciation Expense included in Cost of Sales

Depreciation expense increased $32,876 or 52% from $62,932 for the three months ended September 30, 2003 to $98,808 for the three months ended September 30, 2004.

Depreciation expense increased $82,239 or 43% from $189,538 for the nine months ended September 30, 2003 to $271,777 for the nine months ended September 30, 2004.


Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes.

Interest expense increased by $54,653 or 83.1% from $65,764 for the three months ended September 30, 2003 to $120,417 for the three months ended September 30, 2004.

Interest expense increased by $35,225 or 10.8% from $325,647 for the nine months ended September 30, 2003 to $360,872 for the nine months ended September 30, 2004.

The increase is primarily attributable to additional beneficial conversion feature, additional bridge loans utilized during the third quarter, offsetting the restructuring of approximately $1.1 million in loan principal in the last half of 2003, and the completion in early 2003 of the write off of the previously recorded beneficial conversion feature connected with the 2001 convertible debentures. In addition, during the first quarter the Company raised a significant portion of its cash needs through a Private Placement thereby eliminating the need for "bridge loans" earlier in the year which have typically carried higher interest rates, and a convertible debenture which carries interest at five percent (5%) per annum.
Net Loss

For the three months ended September 30, 2004, the Company had a loss of $911,420 as compared to a profit of $1,124,172 for the three months ended September 30, 2003 a decrease of $2,035,592 or (181.1%).

For the nine months ended September 30, 2004, the Company had a loss of $2,197,899 as compared to a profit of $364,587 for the nine months ended September 30, 2003 a decrease of $2,562,426 or (702.8%).

The significant difference year over year is due to the inclusion in the third quarter of 2003 of a gain on extinguishment of debt in the amount of $1,425,448. Otherwise, the loss is mainly due to the higher selling, general and administrative costs incurred in the first nine months coupled with the year to date negative gross margin.

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

Liquidity and Capital Resources

Cash and cash equivalents were $14,587 at September 30, 2004. Net cash used in operating activities of $1,389,450 was derived from the net loss from operations offset by depreciation of equipment, an increase in accounts receivable, inventory, and prepaid expenses, and an increase in accounts payable and accrued expenses.

At September 30, 2004 the Company had a working capital deficit of $5,115,651. The Company made capital expenditures of $684,213 during the nine months, and invested $18,300 in joint ventures and the acquisition of technology related to Wi-Fi.

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

Simultaneously, the Company entered into a Securities Purchase Agreement with Cornell Capital, pursuant to which Cornell Capital was required to purchase $550,000 of three year, 5%, secured convertible debentures used as a bridge loan to fund operations through the registration process. The Company issued a $350,000 debenture on March 19, 2004, and a $200,000 debenture on May 10, 2004. The debentures have due dates of March 19, 2007 and May 10, 2007 respectively. The Company filed a registration statement with the Securities and Exchange Commission on May 7, 2004. The registration statement was subsequently declared effective by the SEC on June 7, 2004. The debenture is secured by all of the assets of the Company. The debenture is convertible at a conversion price equal to $.108 per share (which was 120% of the closing bid price of the Company's Common Stock as of the closing date). However, if on the date of conversion the VWAP for the five trading dates immediately preceding the Conversion Date is lower than $.09, the conversion price shall be adjusted to 80% of the VWAP for the five trading dates immediately preceding the Conversion Date. In addition, if the conversion price falls below $.09, Cornell Capital cannot convert more than $50,000 per week, and the Company can on up to two occasions prevent Cornell Capital from converting for up to 5 trading days. The convertible debenture is stated net of the beneficial conversion feature.

During June 2004, the Company raised an aggregate of $726,880 (net of expenses) from Cornell Capital under a Promissory Note. The Note carries interest at the rate of 5% per annum beginning 90 days from its date, and is repayable out of the proceeds of the Standby Equity Distribution Agreement, and was to be paid in full by November 8, 2004. The Company is attempting to negotiate an extension with Cornell Capital. The Company intends to repay this promissory note utilizing proceeds from the Standby Equity Distribution Agreement.

During the period from June 1 through September 30, 2004, the Company issued 14,169,837 shares of common stock under the Standby Equity Distribution Agreement and utilized $312,084 of proceeds in repayment of the Promissory Note.

During July 2004, the Company issued 4,166,666 shares of common stock upon conversion of $50,000 of the Convertible Debenture.

In June 2004, the Company issued a 180 day note in connection with the acquisition of the assets of iDockUSA. The note carries no interest.

During August 2004, the Company borrowed $50,000 (net of expenses) on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods.

During September 2004, the Company borrowed $75,000 (net of expenses) on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods.

During June 2004, the Company in connection with the acquisition of the assets of iDockUSA issued a six month term note of $80,000. The note carries no interest.

During August 2004, the Company in connection with the acquisition of AuthDirect, Inc. issued a note in the amount of $130,000. The note carries no interest. In addition, the Company recorded a liability to issue $54,000 of common stock ($1,500,000 shares) at a price of $0.036.

In May 2004, the Company reached agreement with one of its lenders to convert $200,000 of principal and $26,746 of accrued interest into 4,000,000 shares of common stock at the market price of $0.056 on the date of agreement. Final documents related to this settlement were completed in August 2004, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

In July 2004, the Company reached agreement with one of its lenders to convert $150,000 of principal and $22,500 of accrued interest into 8,625,000 shares of common stock to be issued on a quarterly basis in the amount of 281,000 shares per quarter at a price of $0.024 per share, the average price on the date of agreement. Final documents related to this settlement were completed in August 2004, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

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

We intend to seek shareholder approval, and have filed a proxy statement with the SEC, to increase our authorized shares from the current 150,000,000 to 750,000,000, and also create a class of preferred shares to facilitate future financing and acquisition opportunities. We anticipate that the shareholders meeting will be held some time near the end of 2004 or beginning of 2005.

We need to raise a minimum of $3,000,000 through public or private debt, sale of equity, or through use of the Standby Equity Distribution Agreement following shareholder approval, to continue expanding our broadband on demand managed services and service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue expanding our Wi-Fi networks in strategic high traffic locations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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


Subsequent Events


On October 8, 2004, SSJ Enterprises, LLC and Street Search, LLC filed suit in the United States District Court, District of Rhode Island against ICOA, Inc., George Strouthopoulos and Erwin Vahlsing alleging breach of contract, breach of oral contract and fraud regarding a Services Agreement, dated October 20, 2003 for consulting services under the agreement. The plaintiffs seek specific performance and damages of $20 million, plus interest, costs and reasonable attorney's fees. The response is not currently due. The Company believes that plaintiffs allegations are without merit and intends to vigorously defend this lawsuit. The Company has accrued $130,000 with regard to this case.



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

(B) Changes in Internal Controls over Financial Reporting In connection with the evaluation of the Company's internal controls during the quarter ended September 30, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

During the nine months ended September 30, 2004, the Company issued the following unregistered securities:

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

In May 2004, the Company reached agreement with one of its lenders to convert $200,000 of principal and $26,746 of accrued interest into 4,000,000 shares of common stock at the market price of $0.056 on the date of agreement. Final documents related to this settlement were completed in August 2004, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

In June 2004, the Company issued 1,607,717 shares of common stock under the Standby Equity Distribution Agreement and utilized $50,000 of proceeds in repayment of the Promissory Note.

In July 2004, the Company reached agreement with one of its lenders to convert $150,000 of principal and $22,500 of accrued interest into 8,625,000 shares of common stock to be issued on a quarterly basis in the amount of 281,000 shares per quarter at a price of $0.024 per share, the average price on the date of agreement. Final documents related to this settlement were completed in August 2004, and the issuance of shares will take place if shareholders approve an increase in the authorized shares.

During August 2004, the Company issued 3,339,510 shares of common stock under the Standby Equity Distribution Agreement and utilized $62,084 of proceeds in repayment of the Promissory Note.

During August 2004, the Company borrowed $50,000 (net of expenses) on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods.

During September 2004, the company borrowed $75,000 (net of expenses) on a short term note from an investment group. The note carries 15% interest and is due in 90 days, and renews automatically for additional 90 day periods.


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

During June 2004, the Company raised an aggregate of $726,880 (net of expenses) from Cornell Capital under a Promissory Note. The Note carries interest at the rate of 5% per annum beginning 90 days from its date, and is repayable out of the proceeds of the Standby Equity Distribution Agreement, and was to be paid in full by November 8, 2004. The Company is attempting to negotiate an extension with Cornell Capital. The Company intends to repay this promissory note utilizing proceeds from the Standby Equity Distribution Agreement.


Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits


Exhibit No.  Description                                              Location
-----------  -------------------------------------------------------  -----------------------------------------------
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

31.1         Certification pursuant to Section 302 of the             Provided herewith
             Sarbanes-Oxley Act of 2002

31.2         Certification pursuant to Section 302 of the             Provided herewith
             Sarbanes-Oxley Act of 2002

32.1         Certification pursuant to Section 906 of the             Provided herewith
             Sarbanes-Oxley Act of 2002

32.2         Certification pursuant to Section 906 of the             Provided herewith
             Sarbanes-Oxley Act of 2002


         b) Reports on Form 8-K

             Report of June 18, 2004 reporting acquisition of substantially all the assets of iDockUSA.
             Report of September 9, 2004 reporting the acquisitions of AuthDirect, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  November 15, 2004
                                                     ICOA, INC.


                                                     /s/ George Strouthopoulos
                                                     ---------------------------
                                                     George Strouthopoulos
                                                     Chief Executive Officer



                                                     /s/ Erwin Vahlsing, Jr.
                                                     ---------------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer