Form 10KSB
period 2004-12-31
ICOA INC
filed 2005-03-25
CIK 745084

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       or

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

                                  401-352-2300
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $1,170,719

The number of shares of Common Stock held by non-affiliates, as of March 24, 2005 was 157,177,933 shares, all of one class of common stock, $.0001 par value, having an aggregate market value of $9,745,032 based on the closing price of the Registrant's common stock of $0.063 on March 17, 2005 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

As of March 24, 2005 there were 157,177,933 shares of the Company's Common Stock outstanding.



DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

None.

                                TABLE OF CONTENTS
                                                                            Page
                                                                          Number

PART I         ................................................................4
ITEM 1.        DESCRIPTION OF BUSINESS.........................................4
ITEM 2.        DESCRIPTION OF PROPERTIES......................................21
ITEM 3.        LEGAL PROCEEDINGS..............................................21
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............22

PART II        ...............................................................22
ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......22
ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......23
ITEM 7.        FINANCIAL STATEMENTS...........................................33
ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL MATTERS..........................................33
ITEM 8A.       CONTROLS AND PROCEDURES........................................34

PART III       ...............................................................36
ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .............36
ITEM 10.       EXECUTIVE COMPENSATION.........................................39
ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.42
ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................43

PART IV        ...............................................................44
ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.......................................................44
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................44

SIGNATURES     ...............................................................46

PART I

ITEM 1.           DESCRIPTION OF BUSINESS


How our company is organized

We were incorporated in Nevada in September, 1983 under the name Quintonix, Inc. In March, 1989 we changed our name to ICOA, Inc. On March 15, 1999 we created WebCenter Technologies, Inc., a Nevada corporation and our wholly-owned subsidiary. In October, 2003, we acquired the assets of QGo, LLC. In December 2003 we acquired Airport Network Solutions, Inc., a Delaware corporation and our wholly-owned subsidiary. In February 2004, we acquired the assets of Seventh Wave, LLC. In June 2004, we acquired the operating assets of iDockUSA, and in August 2004, we acquired AuthDirect, Inc. a California corporation and our wholly-owned subsidiary.

Where you can find us

We are located at 111 Airport Road, Warwick, RI 02889. Our telephone number is
(401) 352-2300, our facsimile number is (401) 352-2323, our e-mail address is info@icoacorp.com, and our homepage on the world-wide web is at http://www.icoacorp.com.

About Our Company

ICOA sells, installs, supports and provides internet access services, primarily through Wi-Fi "hot spots" (public wireless local area networks). As of December 31, 2004, ICOA owned or operated over 900 broadband access installations in high-traffic locations servicing millions of annual patrons in 43 states and passed the 1,000 mark in February 2005. We generate revenue from:

          o the design, sale and installation of Wi-Fi systems to airports, hotels, convention centers, quick-service restaurants, marinas and other high-traffic locations, usually coupled with operating and maintenance contracts;

          o    providing  service  management   capabilities  to  Wi-Fi  service
               providers who need back office, network management, customer care and related services to support their on-going operations; and

          o end users of Wi-Fi hot spots and Internet access terminals on "pay-for-use" transactions, usually provided in public locations under long term contracts with airports, marinas, hotels and other high traffic locations.

Our Airport Network Solutions subsidiary has installed and operates Wi-Fi networks in nine airports within the United States. Our iDockUSA division provides similar services in over 40 marinas, primarily in California.

We operate Wi-Fi "hot zones" in Lexington, KY, the harbor district of Newport, RI and Boston's South End.

Our QGo division provides managed amenity Wi-Fi services, under contract in over 600 Panera Bread bakery locations and a wide variety of other locations throughout the United States.

Our AuthDirect subsidiary provides back office, network operating center and customer care center services for our operating divisions and subsidiaries as well as for a wide variety of unaffiliated wireless service providers across the country.

The Company has not enjoyed the capital resources to support the growth opportunities - both organically and through acquisitions - that we believe are available to us. The report of our independent auditors on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern.

Strategy

ICOA's fundamental growth strategy is to build and acquire the expertise, infrastructure and scale for the profitable delivery of wireless broadband services. This strategy is based on the use of unlicensed spectrum to meet the increased demand for wireless data services: more bandwidth for more services in more places.

Today, ICOA is a national leader in Wi-Fi networks and services. Our footprint for retail services is targeted at high-traffic and high-value locations; with wireless capability supplemented by our kiosk expertise. We provide cost effective networks for the rapidly growing "amenity" services segment. We provide high-quality and reliable support systems and services for both our own operations and as a "back-office" for other service providers. We are sensitive to the specific needs of the rapidly growing base of users who demand access to broadband on demand anywhere, anytime, with any device.

Going forward, through both organic growth and acquisitions, ICOA is seeking to attain critical scale across our integrated design-deploy-operate business model. As emerging technologies allow, and subject to available capital, ICOA is looking to move beyond the simple delivery of Wi-Fi access to deliver digital value-added services - including VOIP and location-specific applications - to deliver value to our customers and users and robust financial returns to our shareholders.


Business Model

ICOA's business model includes three product / service groups:
  1) design, deployment and equipment;
  2) service management; and
  3) retail wireless and kiosk services in targeted locations.

Our marketing group targets different groups of customers, but we offer each a full suite of products and services. We work with each location owner to enable them and their customers to use and benefit from the growing capabilities of broadband wireless networks. Within each product area, we offer a range of solutions designed to meet their particular market, technical and financial needs. For example, for the Panera Bread restaurant chain, ICOA provides a complete turn-key solution, including the sale of equipment.

We are experts at designing and deploying wireless local area networks using Wi-Fi technology. The layout, network requirements and equipment selection are designed with the operational and financial needs of the customer in mind. This product group generates one-time revenues, but is usually provided in conjunction with a long-term services agreement.

In our service management model, ICOA (usually through QGo or AuthDirect) offers a full suite of services needed to operate and support a Wi-Fi network for a customer. The network can be branded in whatever manner the customer chooses. So, while Panera Bread and many other location owners offer the service to their customers as an amenity, others may charge their customers for network access. ICOA's offering includes a full range of back-end (customer care, AAA etc.) capabilities as well as the ability to open the network to customers from other service providers, such as iPass and Boingo, on a "roaming" basis which can increase traffic and revenue. Typically, ICOA receives a monthly service fee based on the number of locations. As a pioneer of this model, we believe it holds great promise going forward and can provide ICOA with consistent monthly recurring income. We have installed Wi-Fi networks in over 600 Panera Bread bakery locations throughout the United States. We have also installed Wi-Fi networks at Lexington, KY, the Newport, RI harbor "hot zone", the Boston South End "hot zone" and one hotel property in New York City.

Our retail services model encompasses both wireless and kiosk capabilities. Under our arrangements with the location owner, we design, install operate and manage the network and offers service directly to users. ICOA then provides a revenue share back to the location owner.

Our wholly-owned subsidiary, Airport Network Solutions, Inc. ("ANS"), designs and manages Wi-Fi solutions for the North American airport industry. ANS developed innovative revenue sharing business models and designs solutions that enable airports to provide cost effective 802.11x wireless access to public and private customers. ANS partners with airports to design, install, manage and operate a single common-use WLAN infrastructure throughout the facility. Additionally, ANS is able to secure transaction volume and revenue as consumer adoption of Wi-Fi technology grows.

ANS provides airports with wireless local area network ("WLAN") expertise and solutions including: financing, network design, installation, maintenance and management for both public (travelers) and private (airlines and other airport tenants) access. ANS provides 24-hour, high-speed, wireless Internet access to mobile professionals and private users in airports. ANS derives its revenues from:

     o monthly private usage fees from airlines and airport concessionaires for access to Wi-Fi services;

     o    transaction and access fee revenue from Wi-Fi end-users;

     o wholesale access fees from other telecommunications providers and Wi-Fi service aggregators such as Boingo; and

     o    professional consulting services to airports.

Currently we have installed and manage Wi-Fi networks at 9 airports: Spokane International Airport (GEG), the Greater Baton Rouge, Louisiana Airport (BTR), Sacramento International Airport (SMF), Manchester Airport (MHT), Savannah/Hilton Head International Airport (SAV), Fresno-Yosemite International Airport (FYI), Killeen Municipal Airport (GRK), Charleston International Airport
(CHS) and Norfolk International Airport (ORF).

Similarly, iDockUSA provides an ICOA owned and managed network in the unique environment of marinas; offering daily use to end users as well as the opportunity for monthly and yearly subscriptions. iDockUSA functions more as a traditional ISP, where a significant percentage of revenue comes from demographically-desirable users in locations where cable modems or DSL are unavailable.

WebCenter, which owns and manages kiosk networks, generates revenues from pay-as-you-go Internet access by users without their own devices. As our kiosk and Wi-Fi networks now share common capital and operating infrastructure, we are seeing improving margins in this division and we will continue to invest in this ancillary revenue stream.


Our Technology and Network

         Wi-Fi Network "Hot Spots"
         -------------------------
Wi-Fi, 802.11x, is a wireless technology for transmitting data between computing devices and the Internet at speeds as high as 54 Mbps. The technology operates within the unlicensed 2.4 GHz band. Wi-Fi equipment has become inexpensive and is now available to the average home computer user, further widening its installed base and demand. Today, new laptop computers and PDA's are being shipped "Wi-Fi Ready."

We are attempting to capitalize on the growing need for Wi-Fi access in public spaces by developing a network of Wi-Fi locations, called Hot Spots or Access Points. "Hot Spots" are public places where Wi-Fi access is available to end-users. "Hot Zones" are larger geographic areas, typically, outdoors and in densely populated urban centers.

We intend to install both new "Hot Spots" at airports, marinas, restaurants, Hot Zones and retrofit existing, and future deployments of public internet access terminals with Wi-Fi technology, providing a hybrid of wired and wireless connectivity.

Our Wi-Fi networks allow user's access to Wi-Fi aggregators and roaming partners. Aggregators drive incremental traffic to our Hot Spots, provide access control, and manage the backend infrastructure for authentication, roaming and settlement services for their subscribers. Aggregators also perform transaction accounting and auditing functions. Since we own and manage our network, we are essentially a Wireless Internet Service Provider (WISP) for those users who are seeking connectivity and have not yet subscribed to a service.

Our Internet terminals were designed to be public access terminals that deliver multiple communications services such as local and long distance telephony; business services such as e-fax, email, and Internet access; and a new, alternative "electronic billboard" advertising and "paid content" platform.

ICOA is technology-agnostic. We work with numerous technologies, as economies of scale, market penetration and device propagation permit or demand. For example, we keep a close eye on Wi-Max (still in its early stages of development) and cellular 3G networks. This allows us to adjust our focus and our assets over time, as advancements warrant. With Wi-Fi for example, not only do our engineers deploy a full range of 802.11 technologies; but we work closely with manufacturers on advanced solutions to meet solid business opportunities in 2006 and beyond.

Network

Each of our managed sites, is installed with high speed connectivity to the Internet through our Network Operations Center (NOC) for network management, credit card verification, customer support and system management. This network architecture provides ease of installation, high-speed connectivity, content management, security, and real time (24/7) monitoring of each location.

Our Network Operations Center (NOC) is hosted in Qwest Communications' Cyber Center in Burbank, CA. This manned co-location facility provides real time supervision and maintenance of our network.

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

Our Marketing Strategy

We have developed a multi-faceted marketing plan to facilitate the following objectives:

     o Acquire and retain strategic high-traffic locations through both our own sales efforts and the acquisition of other service providers
     o Leverage existing assets by sharing the common costs of our Network Operations Center and Service Operations Center, credit card validation, authentication, transactions and billing systems across a rapidly expanding number of locations
     o Install Internet access terminals in appropriate locations where we provide Wi-Fi access
     o    Provide  more  extensive   back-office  support  for  locations  under
          management
     o    Attract and satisfy targeted users
     o    Stimulate repeat usage and loyalty
     o    Secure advertising and e-commerce sponsorship

ACQUISITIONS

We have grown through acquisition and expect to continue to do so. Our immediate strategy is to acquire promising Wi-Fi services companies 1) in market segments targeted for growth and profitability or 2) with unique infrastructure capabilities. We look for leading companies with management strength, available at attractive valuations.

Our acquisitions over the last twelve months--QGo, ANS, iDock and AuthDirect--have helped us create a nationally competitive company delivering a full value chain of broadband wireless services.

QGo currently drives a substantial percentage of ICOA's revenue. Pioneering a new Wi-Fi model, QGo builds and maintains the largest number of Wi-Fi hotspots offered to the consumer as an amenity. QGo's experience has strengthened our belief that in Quick Service Restaurants, Hospitality and Retail market segments, among others, the location owner will build the offering of free Internet access into the cost of doing business. Their costs will be recovered through increased customer loyalty and selling more products or services. QGo and its turnkey amenity model has been one of the principal drivers of ICOA's organic growth.

Airport Network Solutions (ANS) is a provider of Wi-Fi services to US airports. ANS's strengths include: (1) top-tier footprint, (2) a neutral-host business model, and (3) management experienced in public-sector relations. Airports are often considered the premium Wi-Fi location in which relatively price-insensitive frequent business travelers have unproductive "dwell time". As a result, this sector is highly competitive and Airport Network Solutions has a demonstrable track record of success. We believe that airports have a very promising revenue growth curve and we plan to continue building these valuable assets.

iDockUSA is one of the largest US providers of Wi-Fi services to marinas. Serving more than 20,000 slips with broadband Internet access in over 40 Marinas on both coasts, iDockUSA has achieved a leading position in a promising market segment with encouraging margins and high barriers to entry, not the least of which is mastery of the challenging marine RF and weather environment. Through aggressive organic growth and highly targeted acquisitions, we anticipate a strengthening of our national marina position to additional warm-water coastlines within the next 18 months. We believe that marinas provide us with long-term contracts and the opportunity for promising revenue growth in the months and years ahead.

AuthDirect, our most recent acquisition, forms the backbone of ICOA's full value chain. Its state-of-the-art authentication, billing, management and monitoring platform, allows the ICOA solution to scale efficiently and quickly. More importantly, AuthDirect and QGo combined become our "Managed Services" offering, which we will address in more detail.

In addition to their attractive core valuations, these acquisitions have contributed to scale and scope of operations leading to economies which we believe will continue to strengthen our margins and provide a basis for similar leveraging of future acquisitions.

Looking forward, we believe that the broadband wireless industry is entering its first consolidation phase, for which we believe ICOA is well positioned. Over the longer term, we may also look to add capabilities in value-added services.

The exciting developments in VoIP, wireless broadband applications and subscription content also appear to be promising avenues.



Specific Transactions

Acquisition Of Substantially All Of The Assets Of Go Online Networks

In December 2001, we acquired certain assets of the Kiosk Division of Go Online Networks Corporation ("GONT"). In consideration for these assets, we delivered a five-year warrant, exercisable for a nominal exercise price in whole or in part at any time after one year for such number of shares of our common stock as would have been determined by dividing $100,000 by 75% of the average bid price per share of the common stock for the three trading days immediately preceding the exercise date. Concurrent with the acquisition, GONT loaned us $100,000.

In November 2003, we renegotiated the terms of the acquisition and issued to GONT 3,000,000 shares of our common stock, a note for $20,000 payable within 180 days, and a warrant to purchase 2 million shares at $.045 exercisable for 18 months.

Acquisition Of Substantially All Of The Assets Of QGo, LLC

In October 2003, we acquired substantially all of the assets of QGo, Inc. for apurchase price of $30,000. QGo is a provider of Wi-Fi Internet connectivity applications and services.

Acquisition Of Airport Network Solutions, Inc.

During 2003, we entered into a letter of intent to acquire ANS. ANS develops innovative revenue sharing business models for Wi-Fi and WLAN's and in solutions that enable airports across the country to provide cost effective 802.11x wireless access to public and private customers.

In contemplation of the acquisition, we loaned ANS $300,000 to purchase equipment for airport installations. In December, 2003, we acquired all of the issued and outstanding shares of capital stock of Airport Network Solutions, Inc., a Delaware corporation pursuant to the issuance of a convertible promissory note in the principal amount equal to $200,000. The note accrues interest at an annual rate of five percent (5%) beginning one year from the date of the note. The note is due and payable on December 18, 2005. At any time prior to the maturity date of the note, provided the Company has sufficient authorized shares of common stock available, the note is convertible at the option of the holder into such number of shares of common stock that is obtained by dividing the sum of the outstanding principal balance of the note by $0.01. All accrued and unpaid interest on the note is payable in cash at the time of conversion of the Note.

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

Acquisition of Substantially All of the Assets of iDockUSA

In June 2004, the Company acquired the operating assets for $120,000 of cash and $80,000 of notes, of the iDockUSA operation of Starford Corporation, a privately held corporation that designs, installs, and manages Wi-Fi solutions for the marina industry.

Acquisition of AuthDirect, Inc.

In August 2004, the Company acquired all of the issued and outstanding shares of capital stock of AuthDirect, Inc., a California corporation pursuant to (i) the issuance of 1,500,000 shares of common stock of the Company, (ii) $170,000 in cash and notes, and (iii) warrants to purchase 1,500,000 shares of common stock. AuthDirect provides back-office settlement services and network monitoring for Wi-Fi providers.

Employees

We have 27 full time employees, and 4 part time employees. We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years

                                  RISK FACTORS

Investment in our securities involves a high degree of risk. We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.


We Have Historically Lost Money And Losses May Continue In The Future. For the 12 months ended December 31, 2004, we lost $3,922,130. Our stockholders' deficit was $5,412,489. Future losses may occur.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2004 Were Not Sufficient To Satisfy Our Current Liabilities. As of December 31, 2004, we have incurred substantial operating losses. We have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our build-out and acquisition phase. We have current liabilities of $6,614,479 and current assets of $276,750 at December 31, 2004, and a working capital deficiency of $6,337,729. If we cannot meet our current liabilities we may have to curtail or cease business operations.

We Have Been The Subject Of A Going Concern Opinion As Of December 31, 2004 And December 31, 2003 From Our Independent Auditors Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the years ended December 31, 2004 and 2003 which state that we have incurred losses of $3,922,130 and $774,663 for the years ended December 31, 2004 and 2003, and that we had a working capital deficiency of $6,337,729 at December 31, 2004 and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Financial Success Depends On The Commercial Acceptance And Profitability Of Our Services. If these factors are unsuccessfully addressed or improperly executed, our Company's business and financial results could suffer and we may be forced to curtail or cease our business operations. These factors include:

     (i) Our ability to manage rapid growth of infrastructure, facilities, employees, customers, strategic alliances and legal concerns;
     (ii) Our ability to attract and sustain locations and a customer base sufficient to achieve profitable operations;
     (iii)Our ability to attract,  train,  and retain qualified  personnel;  and
     (iv) Our ability to predict and respond quickly to market forces.

Our Business Model Uses Estimates To Project Revenues And Cost, Is Unproven, And May Not Yield The Anticipated Revenue Or Profitability. Our success depends on the continued growth of Internet usage. Although Internet usage and popularity have grown rapidly, we cannot guarantee the continuation of this growth. Critical issues concerning the increased use of the Internet, including security, reliability, cost, ease of access and quality of service remain unresolved, and are likely to affect the development of our market. Initial cost projections of providing reliable high-speed access to the consuming public are extremely difficult to develop. Although variables have been established for the mean installation cost and the cost of revenue, they are dependent on many other independent variables. It is possible that we may not have considered all costs involved. Due to many factors, the costs associated with network installation will vary between the various location venues that we are targeting. We will expand only into those markets and locations we believe will be profitable after considering installation costs and other competitive factors. There is no assurance that we will be successful using our business model.

We May Not Be Able To Accommodate Rapid Growth Which Could Impact Our Business And Financial Results. We are currently managing Wi-Fi networks installed in airports, restaurant chains, marinas, public zones, hotels and other locations. To manage future growth, we must continue to implement and improve our operational, financial and management information systems. We must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage our relationships with end users, suppliers and other third parties. Any future expansion could place a significant strain on our current services and support operations, sales and administrative personnel, capital and other resources. We could also experience difficulties meeting demand for its services. We cannot guaranty that our systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. Our failure to effectively manage growth could adversely affect business and financial results and we may be forced to curtail or cease our business operations.

We Have Completed A Limited Number Of High-Speed Wireless Installations And Face Increasing Competition For Future Installations. The market for wireless data access services is still developing. Critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, remain unresolved and are likely to affect the market for high-speed service. We cannot reliably project potential demand for high-speed service; particularly whether there will be sufficient demand at the volume and prices we need to be profitable. Moreover, if the customer base for high-speed service does not expand at the rate required to support the planned deployment of our network, our revenues and business will suffer, and we may be unable to complete our planned deployment which could lead to a reduction of or discontinuation of our operations. In addition, competition to provide wireless data access services could reduce demand for our services, which could have an adverse effect on business and results of operations.

We Must Deploy Our Networks In A Limited Time In Order To Compete Effectively. Rapid introduction of our service is crucial to successfully compete against other competitive access providers. If we are unable to deploy our networks in accordance with sales goals, we could incur substantial unanticipated costs or be forced to revise our business plan.

We Depend On Physical Infrastructure Largely Maintained By Third Parties And Subject To Disruption By Events Outside Our Control. Our success will depend upon the capacity, reliability and security of the telecommunications infrastructure used to carry data between users and the Internet. A bandwidth carrier that provides poor service and has frequent network outages greatly limits our ability to provide quality service to clients. Our financial and business results may be negatively affected by leasing poorly maintained infrastructure from various third parties.

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

The Wireless Industry Has Not Developed A Universal Standard; Incompatibility May Exist Between Supposedly Compatible Products And This Could Lead To Increased Cost Of Deployment And Operation. There are currently many competing standards in the wireless data transport market, and it is important to recognize these standards. While the 802.11x standard has become widely accepted, we cannot guarantee that the industry's reliance on this standard will continue. Although 802.11x compliant equipment is required to interoperate with all other compliant products, several respected wireless publications have proven that some 802.11x equipment is not compatible with other brands. Because we must use wireless equipment from a variety of manufacturers, there is concern that some of these products may not operate with other installed wireless equipment. We intend to take proper precautions such as comprehensive initial tests and tracking, in purchasing equipment from new manufacturers to ensure that it is interoperable. The 802.11x standard may be replaced by another standard, and then our antennas and transport mechanisms may not interoperate with other standards and equipment. Even with these measures, the possibility exists of purchasing equipment that, under certain conditions, does not interoperate with other equipment. The costs related to purchasing this equipment could be high, and would negatively affect our profitability.

We Operate In An Industry With Rapidly Changing Technology, And Our Success Will Depend On Our Ability To Deploy New Products And Services That Keep Pace With Technological Advances. The markets for wireless services and Internet access is characterized by rapidly changing technology and evolving industry standards. Our technology or systems may become obsolete upon the introduction of alternative technologies. If we do not develop and introduce new products and services in a timely manner, we may lose opportunities to competing service providers, which would adversely affect our business and results of operations.

Our Ability To Grow Is Directly Tied To Our Ability To Attract And Retain Customers. We have no way of predicting whether our marketing efforts will be successful in attracting new locations and acquiring substantial market share. Past efforts have been directed toward a limited target market of airports, restaurant chains, hotel owners and management companies. If our marketing efforts fail, we may fail to attract new customers and fail to retain existing ones, which would adversely affect our business and financial results.

New And Existing Competition May Gain Market Share And Limit Our Potential Growth. We have great concern about competing firms entering our target markets. We recognize tremendous value in being the first-to-market in many different geographical areas and market verticals especially since most of the location contracts are long-term in nature. There is no assurance that new or existing competitors will not adversely affect our business.

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

We Could Fail to Attract or Retain Key Personnel. Our success largely depends on the efforts and abilities of key executives and consultants, including George Strouthopoulos our Chairman and Chief Executive Officer, Richard Schiffmann, our President, and Erwin Vahlsing, Jr., our Chief Financial Officer. The loss of the services of any officer could materially harm our business because of the cost and time necessary to replace and train a replacement. Such loss would also divert management attention away from operational issues.

We do not presently maintain key-man life insurance policies on any executive. We also have a number of key employees that manage our operations and, if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. In addition, we need to attract additional high quality sales, technical and consulting personnel. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

Our Networks Are Subject To The Risk Of Obsolescence. Each of our networks is expected to have a design life of not less than 5 years; however, there can be no assurance of the actual useful life of any of these systems. The failure of any of our systems to operate for their full design life could have a materially adverse effect on us.

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

There Are Many Competitors In Our Industry. While there are numerous companies involved in Wi-Fi and Internet terminal deployment, many of these firms are focused on delivering single product solutions. One or more of these companies may choose to compete against our target products and services. In addition to the large established companies there are numerous small companies that may pursue similar markets with similar products and services. Increased competition could have material adverse consequences on us.

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

The Volatility Of Stock Prices May Adversely Affect The Market Price Of Our Common Stock. The market for our Common Stock is highly volatile. The trading price of our Common Stock could be subject to wide fluctuations in response to, among other things:

     (i)  quarterly variations in operating and financial results;
     (ii) announcements of technological innovations or new products by our competitors or us;
     (iii)changes in prices of our products and services or our competitors' products and services;
     (iv) changes in product mix;
     (v)  changes in our revenue and revenue growth rates;
     (vi) response to our strategies concerning software and the Internet; and
     (vii) marketing and advertising.

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

Quarterly Operating Results are Uncertain and May Fluctuate Significantly, Which Could Negatively Affect the Value of our Common Stock. Our quarterly results of operations have varied in the past and are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, some of which are outside of our control.

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

Failure To Maintain Adequate General Liability, Commercial, and Product Liability Insurance Could Subject The Company To Adverse Financial Results. Although we carry general liability, product liability and commercial insurance, we cannot guaranty that this insurance will be adequate to protect it against any general, commercial and/or product liability claims. Any general, commercial and/or product liability claim which is not covered by such policy, or is in excess of the limits of liability of such policy, could have a material adverse effect on our financial condition. There can be no assurance that we will be able to maintain this insurance on reasonable terms.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements. Our Common Stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     o    With a price of less than $5.00 per share;
     o    That are not traded on a "recognized" national exchange;
     o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
     o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Possible Issuance Of Substantial Amounts Of Additional Common or Preferred Stock Without Stockholder Approval Could Dilute Investors. Additional shares of common or preferred stock may be issued in connection with mergers or acquisitions, in return for services rendered, for capital contributions to the company, or upon the exercise of stock options granted or available for grant under our stock option plans and other stock options previously granted. All of such shares may be issued without any action or approval by our stockholders. Any shares issued would further dilute the percentage ownership of the common stock.

Possible Issuance of Preferred Stock Without Stockholder Approval Could Adversely Affect the Position of Common Stockholders. Shares of preferred stock may be issued which contain rights which are prior to those of common stock or which limit our ability to make certain decisions or take certain actions which we would otherwise pursue.

The Outstanding Convertible Debenture Is Secured By All Our Assets - On March 17, 2004, we issued a secured convertible debenture in the principal amount of $550,000 to Cornell Capital Partners. This secured convertible debenture is secured by all of our assets owned as of the date of the issuance of the debenture or thereafter acquired or obtained. In the event that there is an event of default under this secured convertible debenture, the holder has the right to foreclose on all of our assets, which could force us to curtail or cease our business operations. The balance of the secured convertible debenture at December 31, 2004 was $500,000.

Future Sales By Our Stockholders May Adversely Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 149,035,281 shares of common stock shown as outstanding as of December 31, 2004, 132,368,471 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 16,666,810 shares of common stock, which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

The Conversion Of Our Outstanding Debentures Will Cause Dilution To Our Existing Shareholders. The issuance of shares upon the conversion of our outstanding debentures will have a dilutive impact on our stockholders. We currently have outstanding secured convertible debentures in the principal amount of $500,000 that is convertible into shares of common stock at a price equal to the lower of
(a) $0.108, which was one hundred twenty percent (120%) of the daily VWAP of our common stock as of the closing date of the debenture or (b) an amount equal to eighty percent (80%) of the lowest daily VWAP for the 5 trading days immediately preceding the conversion date. If such conversion had taken place at $0.05 (i.e. 80% of the recent price of $0.063), then the holder of the convertible debenture would have received 10,000,000 shares of common stock. As a result, our net income per share could decrease, in future periods, and the market price of our common stock could decline.

RISKS RELATED TO THE STANDBY EQUITY DISTRIBUTION AGREEMENT

Existing Shareholders Will Experience Significant Dilution From Our Sale Of Shares Under The Standby Equity Distribution Agreement

The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on our stockholders. For example, at December 31, 2004, at an assumed offering price of $0.08 per share, the new stockholders would have experienced an immediate dilution in the net tangible book value of $0.0504 per share. Dilution per share at prices of $0.06, $0.04 and $0.02 per share would be $0.0307, $0.0115 and $0.0065 respectively.

As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

Under The Standby Equity Distribution Agreement, Cornell Capital Partners Will Pay Less Than The Then-Prevailing Market Price Of Our Common Stock

The common stock to be issued under the Standby Equity Distribution Agreement will be issued at a 2% discount to the lowest daily Volume Weighted Average Price (VWAP) for the 5 trading days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

The Sale Of Our Stock Under Our Standby Equity Distribution Agreement Could Encourage Short Sales By Third Parties, Which Could Contribute To The Future Decline Of Our Stock Price

In many circumstances the provision of a Standby Equity Distribution Agreement for companies that are traded on the OTCBB has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market's ability to take up the increased stock or if the company has not performed in such a manner to show that the equity funds raised will be used to grow the company. Such an event could place further downward pressure on the price of common stock. Under the terms of our Standby Equity Distribution Agreement, ICOA may request numerous draw downs. Even if ICOA uses the proceeds from the Standby Equity Distribution Agreement to grow its revenues and profits or invest in assets which are materially beneficial to ICOA the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause other stockholders to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock the price will decline.

It is not possible to predict the circumstances whereby short sales could materialize or to what level the share price could drop. In some companies that have been subjected to short sales, the stock price has dropped to near zero. This could happen to ICOA.

We May Not Be Able To Access Sufficient Funds Under The Standby Equity Distribution Agreement When Needed

We are to a great extent dependent on external financing to fund our operations. Our financing needs may be partially provided from the Standby Equity Distribution Agreement. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum draw down of $250,000 every 7 trading days.

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


ITEM 2.  DESCRIPTION OF PROPERTIES

ICOA occupies approximately 3,200 square feet in a building located at 111 Airport Road, Warwick, RI 02889. The property is leased by our subsidiary, WebCenter Technologies, Inc. This lease may be terminated by either the landlord or WebCenter with three months prior written notice.

ICOA leases, on an annual basis, a condominium at 3 Arbor Drive, Providence, RI 02908. This condominium is for use of traveling executives.


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

In December 2002, the suit was amended to include criminal fraud charges against the principals of World Capital, Inc. Trial took place in late February, 2005 and we are awaiting verdict. While we believe we will prevail in these proceedings, there can be no guarantee regarding the outcome of this suit, or the collection of any judgment that might result. In light of these uncertainties, we have not recognized any value associated with this litigation.

Dispute with SSJ

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

In November 2004, the Company filed its response to the allegations. The Company believes that plaintiff's allegations are without merit and is vigorously defending this lawsuit. The Company has accrued $540,000 with regard to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting on February 10, 2005, the Company's shareholders approved amendments to the Company's Articles of Incorporation increasing the number of shares of common stock to 750,000,000 and authorizing 50,000,000 shares of preferred stock.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "ICOA".

As of March 24, 2005, we had 157,177,933 shares of common stock outstanding held by approximately 3,200 stockholders of record.

The following table sets forth the range of high and low bid prices of our Common Stock for the fiscal quarters of 2004 and 2003. The quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The source for these quotations is S & P Comstock on WallStreetCity(R).com by Telescan, Inc, and CBS Marketwatch.


           Year                      Quarter                          High                       Low
                                                                   Bid Price                  Bid Price
------------------- ---------------------------------- -------------------------- -------------------------
           2005                         1                             .011                       .05
------------------- ---------------------------------- -------------------------- -------------------------
           2004                         4                             .06                       .025
------------------- ---------------------------------- -------------------------- -------------------------
                                        3                             .06                       .015
------------------- ---------------------------------- -------------------------- -------------------------
                                        2                             .092                      .024
------------------- ---------------------------------- -------------------------- -------------------------
                                        1                             .117                      .067
------------------- ---------------------------------- -------------------------- -------------------------
           2003                         4                             .115                      .026
------------------- ---------------------------------- -------------------------- -------------------------
                                        3                             .047                      .0071
------------------- ---------------------------------- -------------------------- -------------------------
                                        2                             .011                      .0012
------------------- ---------------------------------- -------------------------- -------------------------
                                        1                            .0023                      .0011


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


GENERAL

2004 was a year of growth and great changes for ICOA. In late 2003, the Company made the strategic decision to enter and compete nationally in the emerging broadband wireless market. We believed then and even more so now that this sector presents an opportunity to leverage our strengths to generate revenue, profitability and shareholder value. ICOA's record growth and revenue generation throughout 2004 are the result of this strategic decision. Since then, ICOA has:

     o acquired assets which form the foundation of a national broadband wireless provider;
     o    begun to build an experienced and seasoned management team; and
     o    significantly expanded our national footprint, and

Over the last year, ICOA's national deployed service footprint has grown considerably. We currently provide service in 43 states, with over 1,000 owned or operated high traffic public locations under our network coverage. We don't know of any wireless services company in the country that serves more marina slips and more amenity-model locations; not to mention our rapidly growing airport footprint, hundreds of managed public access points (RV parks, camp grounds, hotels) and a growing network of Hot Zones under contract with ICOA.

Looking forward to a robust 2005, we believe the past twelve months establishes the foundation for our next phase of growth.

ICOA is seeking through both organic growth and acquisitions to attain critical scale across our integrated design-deploy-operate business model. As emerging technologies allow, ICOA is looking to add the delivery of digital value-added services - including VOIP and location-specific applications. More broadly, while today ICOA is focused on Wi-Fi, our models and approach are open to numerous wireless-based technologies. For example, we also are keeping a close eye on Wi-Max and cellular 3G networks. This allows us to adjust our focus and our assets over time, as advancements and markets warrant.

Our acquisitions over the last twelve months--QGo, ANS, iDockUSA and AuthDirect-- have helped us create a new nationally-competitive company delivering a full value chain of broadband wireless services. In addition to their attractive core valuations, these acquisitions have contributed to scale and scope economies which we believe will continue to strengthen our margins and provide a basis for similar leveraging of future acquisitions.

In 2005, we are looking to acquire promising Wi-Fi services companies 1) in market segments targeted for growth and profitability or 2) with unique infrastructure capabilities. We are focusing on leading companies with management strength, available at attractive valuations.

Consistent with our strategic shift, our kiosk business has become an ancillary part of our wireless broadband service offerings. We believe it has a continuing, but secondary, role.

Looking forward, we believe that the broadband wireless industry is entering a consolidation phase, for which we believe ICOA is well positioned.

The demand for wireless broadband continues to grow and we see a wide range of opportunities to invest in expanding our operations in the markets and business models on which we focus. Management spent more time than it preferred attending to the Company's capital structure in 2004. While we were successful in supporting the growth noted above; during 2005, it is critical that we bring significant additional capital into the Company. We expect to use that capital and our common and preferred stock to make a number of acquisitions consistent with our strategic vision and strengths.

At the same time, as shown in our financial statements, our December 31, 2004 balance sheet raises substantial doubt about our ability to continue as a going concern. While we remain confident of our strategic direction, we recognize that our investments in our growing business will take some time to generate sufficient cash-flow to support all of our operations and opportunities. For these reasons as well, whether through the SEDA or otherwise, strengthening our cash position remains a top priority for 2005.

In that context, the February , 2005 shareholder approval of an increase in the number of authorized shares of common stock to 750 million and the creation of 50 million shares of preferred stock represent a milestone in the Company's development. As indicated in the proxy statement, these additional shares will enable us with the opportunity to attempt to raise the growth capital we need, acquire attractive businesses and build a team that can drive the Company forward. The additional shares also enabled the Company to meet a significant number of prior obligations.

In the same vein, the Company has, since the shareholder meeting, been able to reach agreement with a number of lenders and claimants to convert debt to equity and resolve potential liabilities.

During 2005, ICOA will seek to bring additional capital into the Company. We expect to use that capital and our common and preferred stock to make a number of acquisitions consistent with our strategic vision and strengths. Similarly, the demand for wireless broadband services continues to grow and we see significant opportunities to invest in expanding our operations in the markets and business models on which we focus.

Going Concern

As reflected in ICOA, Inc.'s financial statements for the twelve months ended December 31, 2004, ICOA's stockholders' deficit of $5,412,489 and its working capital deficiency of $6,337,729 raise substantial doubt about its ability to continue as a going concern. The ability of ICOA to continue as a going concern is dependent on ICOA's ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit. The financial statements for December 31, 2004 do not include any adjustments that might be necessary if ICOA is unable to continue as a going concern.

We remain confident of our strategic direction and recognize that the investment in growing our business will take some time to generate sufficient cash-flow to support all of our operations and opportunities. Strengthening the Company's cash position remains a top priority for 2005.

To the extent feasible, we foresee continuing to spend considerable effort on scaling our sales and operational capabilities. We will also be devoting attention to finding, reaching agreement with and ultimately integrating wireless broadband service providers across the country which fit our templates of management strength, and financial opportunity.


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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

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

Based on this evaluation, the Company recorded an impairment expense in December 2004 of $352,591.

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

Accounts receivable and concentration of credit risk - Concentration of credit risk with respect to trade receivables is limited to customers dispersed across the United States of America. While trade receivables are concentrated in the quick service restaurant segment of the economy, the Company has begun to diversity its sales and has developed additional markets such as marinas for its services; accordingly the Company has reduced its exposure to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the various customers.

Allowance for doubtful accounts - The Allowance for doubtful accounts is based on the Company's assessment of the collectibility of customer accounts and the aging of the accounts receivable. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not have been received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates.

At December 31, 2004, the Company deemed all accounts to be collectible. However, the Company has created an allowance for bad debts in the amount of five thousand ($5,000) dollars.

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

Deferred Financing Costs - The Company amortizes deferred financing costs over the life of the notes which range from one to three years.

Impact of New Accounting Standards Recent Accounting Pronouncements - SFAS No. 123 (Revised 2004), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In January 2003, FASB issued Interpretation No.46, Consolidation of Variable Interest Entities (FIN No.46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements., provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No.46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No.51 (FIN No.46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No.46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business users) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on our consolidated financial position, results of operations or cash flows

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Inventory - Inventory consists of equipment held for resale or staged for future installation. Inventory is valued at the lower of cost or market based on specific identification. Obsolete inventory is written off and disposed of on a periodic basis.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided by the straight - line method over the estimated useful lives of the related assets, which is estimated to be from three to seven years.

Intangibles - Intangibles represent the net value of the customer lists and contracts acquired in the acquisitions of both Airport Network Solutions, Inc. and AuthDirect, Inc. The Company has adopted the provisions of SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142") for the determination of fair value of the intangibles carrying value.

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



YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003


RESULTS OF OPERATIONS

Revenue

Our principal sources of revenue are derived from the sales, installation, support and operation of Wi-Fi "Hot Spots" (public wireless local area networks). We generated $1,170,719 in revenue for the year ended December 31, 2004 versus $324,789 in revenue for the year ended December 31, 2003. The revenue generated was from the sale of Wi-Fi equipment, installation fees, network management services and maintenance services.

Revenue was generated from the following services:

                                                       2004               2003

         Transaction Service Fees                 $ 354,324            $140,140
         Licensing Fees                               15,000            120,000
         Wi-Fi Equipment Sales and Service           649,731             52,286
         Managed Services                            151,664             12,363

                                   Total          $1,170,719           $324,789
                                                  ==========           ========


Cost of Services

Cost of Services consists primarily of:

                                                       2004               2003
         Telecommunication Costs                  $   244,565          $167,990
         Wi-Fi Equipment and Installation             446,300            41,940
         Managed Services                             103,069            10,503
         Depreciation Expense                         407,452           259,811

                                   Total          $ 1,201,386          $ 480,244
                                                  ===========          =========

The negative Gross Profit for the year ended December 31, 2004 was primarily due to a significant increase in depreciation expense from acquired assets and newly installed Wi-Fi locations. The negative gross profit for the year ended December 31 2004 decreased by $124,788 over 2003. This is primarily due to a 360% increase in revenue. Subtracting depreciation costs from the Cost of Services, the Gross Margin for the year ended December 31, 2004 was a margin of $376,785 versus a margin of $104,356 for the year ended December 31, 2003. This difference was mostly due to the increased revenue attributable to Wi-Fi equipment sales, growing transaction service fees as we completed various airport installations coupled with the closing of the iDock acquisition in June 2004, and the continued growth of managed services revenue subsequent to the acquisition of AuthDirect in August 2004.


Selling, General and Administrative Expenses

General and administrative expenses consist primarily of:

     o Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel)
     o    professional fees associated with deployment of our Wi-Fi networks
     o legal and accounting expense connected with various registration efforts with the SEC
     o    investor relations and shareholder awareness programs
     o professional fees associated with the development and creation of marketing materials as well as attendance at trade shows
     o    relocation expense for various key personnel

     o    travel and entertainment
     o facility and office-related costs such as rent, insurance, maintenance and telephone

These costs increased approximately 75% from $1,657,769 for the year ended December 31, 200 to $2,903,404 for the year ended December 31, 2004. This increase is primarily due to an increase in payroll and related expenses, professional and consulting expenses associated with the pursuit of our Wi-Fi business plan. In addition, we incurred higher costs generally associated with the completion and integration of the acquisitions undertaken in 2004. Management expects general and administrative expenses in future periods to run at increased levels over prior years in support of the growth of the business.


     2004 increase in selling, general and administrative expenses over 2003

                                         For the year ended
                                         December 31, 2004
                Payroll & benefits            $466,500
                Consulting                     159,000
                Legal                           93,900
                Accounting                      41,000
                Finance Fees                    84,000
                IR / PR / Marketing             19,000
                Travel & Entertainment          28,000
                Other                          154,235
                                       -------------------------
                Increase 2004 over 2003     $1,245,635
                                       =========================


Depreciation Expense included in Cost of Sales

Depreciation expense of $407,452 was recorded for the year ended December 31, 2004 as compared to $259,811 for the year ended December 31, 2003. An increase of $147,641.


Impairment of Assets Write Down

In December 2004, the Company evaluated various assets determining that the economic value of its kiosk program had been impaired. Consequently, a write down of the assets was made in the amount of $352,591.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes and warrants issued throughout the year. Interest expense increased from $527,581 for the year ended December 31, 2003 to $920,383 for the year ended December 31, 2004 representing an increase of $392,802. The increase was primarily attributable to the increased dollar value of convertible notes, short term borrowings, and the beneficial conversion feature associated with the convertible debenture which is being amortized off over the life of the debenture.

Net Loss

For the year ended December 31, 2004, we had a net loss of $3,922,130 as compared to a loss of $774,663 for the year ended December 31, 2003. The increase in net loss of $3,147,467 was mainly due to the prior years $1,576,746 gain on extinguishment of debt not being matched in the current year as well as the increase of $1,245,635 in S,G & A, increased interest expense of $392,802 and the impairment of assets write off of $352,591.

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

Liquidity and Capital Resources

Cash and cash equivalents were $23,676 at December 31, 2004. Net cash used in operating activities of $1,597,775 was derived from the net loss from operations offset by depreciation of equipment, furniture and fixtures, amortization of deferred finance costs, non-cash extinguishment of debt, and increase in accrued expenses.

At December 31 2004, we had a working capital deficit of $6,337,729. We made capital expenditures of $616,728 during the year, and invested $25,000 in joint ventures related to our Wi-Fi business model.

During the year ended December 31, 2004, we raised an aggregate of $1,107,576 from the private placement of short term notes with unrelated investors.

During the year ended December 31, 2004, we raised an aggregate of $1,128,179 from the private placement of convertible debentures.

On January 25, 2002, a legal proceeding was commenced by us, against World Capital, Inc., a leasing company with which the Company had a contract to finance certain equipment purchases. On June 15, 2001, we signed a lease agreement with World Capital, Inc. and made payment of $178,641.49 representing the first and last two months lease payments. On July 25, 2001 World Capital, Inc. gave notice to us of its intention not to fund the equipment lease. We have filed suit in US District Court for the Eastern District of Pennsylvania seeking recovery of the payment, accrued interest, and damages caused by the failure to fund. In December 2002, the suit was amended to include criminal fraud charges against the principals of World Capital, Inc. Trial took place in late February, 2005 and we are awaiting verdict. While we believe we will prevail in these proceedings, there can be no guarantee regarding the outcome of this suit, or the collection of any judgment that might result. In light of these uncertainties, we have not recognized any value associated with this litigation.

During fiscal 2004, holders of our convertible debentures converted $50,000 of outstanding debentures and $0 of accrued interest, and received 4,166,666 shares of our Common Stock.

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

In November 2003, the Company issued 2,600,000 shares of common stock at an average price of $0.055 per share ($143,000) in partial settlement of the Common Stock to be issued. The Company did not make the cash payment due in January 2004, however, the investors provided a waiver postponing the payment due date until May 31, 2004.

In April 2004, the Company issued 5,633,333 shares of common stock to Laurus Master Fund in full settlement of cash due from the previously negotiated settlement of $450,000 and the remaining balance of common stock due of $57,000 per the terms of the July 2003 settlement agreement. The average issuance price of $0.09 per share was based on the market price on date of issuance.

In February 2005, the Company issued 5,332,736 shares of common stock to Tusk Investments, a party to the settlement agreement of July 2003 with Laurus Master Fund, et al, in full settlement of $161,691 of cash and accrued interest, common stock of $25,000 and $37,500 of preferred stock due from the previously negotiated settlement. The average issuance price of $0.042 per share was based on a combination of the market price on date of issuance and conversion of the preferred note at $0.03 per share, as required under the terms of the settlement.

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

In February 2005, the shareholders of the Company approved an increase in authorized shares of common stock from to 750,000,000 from the previous 150,000,000 shares. Simultaneously, the shareholders approved the creation of 50,000,000 shares of preferred stock.

We need to raise a minimum of $3,500,000 through public or private debt or sale of equity to meet our goals of expansion through organic growth and acquisitions. Such financing may not be available when needed. Even if such financing is available, for example, through the SEDA, it may be on terms that are materially adverse to our interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

The report of our independent auditors on our financial statements for the years ended December 31, 2004 and 2003 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.


ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company required by regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

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

CONSOLIDATED BALANCE SHEET..............................................F-3

CONSOLIDATED STATEMENT OF OPERATIONS....................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.........................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS...................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................F-7 - F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
ICOA, Inc. and Subsidiaries
Warwick, Rhode Island

We have audited the accompanying consolidated balance sheet of ICOA, Inc. and Subsidiaries as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOA, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $3,922,130 and $774,663 for the years ended December 31, 2004 and 2003, respectively. Additionally, the Company had a working capital deficiency of $6,337,729 at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The financial statements for the year ended December 31, 2003 have been restated (see Note 15).


                                                /s/ Sherb & Co., LLP
                                                Certified Public Accountants


New York, New York
March 23, 2005

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2004



                                     ASSETS

CURRENT ASSETS:
     Cash                                                    $           23,676
     Accounts receivable (net of allowance of $5,000)                   164,819
     Inventory                                                           88,255
                                                             -------------------

        TOTAL CURRENT ASSETS                                            276,750

EQUIPMENT, net                                                          570,564

OTHER ASSETS:
     Long term receivables                                              126,483
     Other                                                               25,000
     Intangibles                                                        238,001
     Deferred finance costs                                             448,487
     Deposits                                                            16,705
                                                             -------------------

        TOTAL OTHER ASSETS                                              854,676
                                                             -------------------


                                                             $        1,701,990
                                                             ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $        2,929,587
     Convertible debentures due in one year                             441,831
     Notes payable                                                    2,085,834
     Notes payable - officers                                            57,377
     Due to equipment vendor                                            375,000
     Common stock to be issued                                          387,350
     Preferred stock to be issued                                       337,500
                                                             -------------------

        TOTAL CURRENT LIABILITIES                                     6,614,479
                                                             -------------------


CONVERTIBLE DEBENTURES                                                  500,000

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized
        shares - 150,000,000 shares; 149,035,281
        shares issued and outstanding                                    14,903
     Deferred equity finance costs                                     (168,750)
     Additional paid-in capital                                       8,879,829
     Accumulated deficit                                            (14,138,471)
                                                             -------------------

        TOTAL STOCKHOLDERS' DEFICIT                                  (5,412,489)
                                                             -------------------


                                                             $        1,701,990
                                                             ===================






                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended December 31,
                                           -------------------------------------
                                               2004                   2003
                                           ----------------    -----------------

REVENUES:
     Transaction service fees              $       354,324     $        140,140
     Licensing fees                                 15,000              120,000
     Equipment sales and installation              649,731               52,286
     Managed services                              151,664               12,363
                                           ----------------    -----------------

         TOTAL REVENUE                           1,170,719              324,789
                                           ----------------    -----------------


COST OF SERVICES:
     Telecommunication costs                       244,565              167,990
     Equipment and installation                    446,300               41,940
     Managed services                              103,069               10,503
     Depreciation and amortization                 407,452              259,811
                                           ----------------    -----------------

         TOTAL COST OF SERVICES                  1,201,386              480,244
                                           ----------------    -----------------


GROSS MARGIN                                       (30,667)            (155,455)

OPERATING EXPENSES:
     Selling, general and administrative         2,903,404            1,657,769
     Depreciation                                   10,053               10,604
     Gain on extinguishment of debt               (304,968)          (1,576,746)
                                           ----------------    -----------------

         TOTAL OPERATING EXPENSES                2,608,489               91,627
                                           ----------------    -----------------


OPERATING LOSS                                  (2,639,156)            (247,082)

INTEREST EXPENSE                                  (920,383)            (527,581)
WRITE DOWN ON IMPAIRMENT OF ASSETS                (352,591)                   -
OTHER                                              (10,000)                   -
                                           ----------------    -----------------

NET LOSS                                   $    (3,922,130)    $       (774,663)
                                           ================    =================

BASIC AND DILUTED - LOSS PER SHARE         $         (0.03)    $          (0.01)
                                           ================    =================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic and Diluted                     136,439,380          105,315,445
                                           ================    =================




                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT




                                        Common Stock          Additional
                                     ($.0001 par value)         Paid-In       Deferred                         Total
                                  -------------------------     Capital     Equity Finance   Accumulated   Stockholders'
                                     Shares        Amount     (Restated)        Costs         Deficit         Deficit
                                  ------------   ----------  ------------  --------------   ------------   -------------
Balance, December 31, 2002         95,965,444    $   9,597   $ 6,167,221   $           -    $(9,441,678)   $ (3,264,860)

  Issuance of stock for:
       Conversion of debentures     3,464,509          346         3,460               -              -           3,806
       Interest                       535,492           54           535               -              -             589
       Warrant exercise             5,000,000          500         4,500               -              -           5,000
       Compensation                10,000,000        1,000       609,000               -              -         610,000
  Beneficial conversion                     -            -       200,000               -              -         200,000
  Issuance of stock for settleme    5,600,000          560       322,440               -              -         323,000
  Issuance of warrants                      -            -       101,215               -              -         101,215
  Net loss                                  -            -             -               -       (774,663)       (774,663)
                                  ------------   ----------  ------------  --------------   ------------   -------------

Balance, December 31, 2003        120,565,445       12,057     7,408,371               -    (10,216,341)     (2,795,913)

  Issuance of stock for:
       Conversion of debentures     4,166,666          416        49,584               -                         50,000
       Conversion of loans         14,169,837        1,417       310,667               -              -         312,084
       Compensation                 3,000,000          300       269,700        (270,000)             -               -
       Acquistions                  1,500,000          150        53,850               -              -          54,000
  Beneficial conversion                     -            -       178,859               -              -         178,859
  Issuance of stock for settleme    5,633,333          563       506,437               -              -         507,000
  Issuance of warrants                      -            -       102,361               -              -         102,361
  Amortization                              -            -             -         101,250              -         101,250
  Net loss                                  -            -             -               -     (3,922,130)     (3,922,130)
                                  ------------   ----------  ------------  --------------   ------------   -------------

Balance, December 31, 2004        149,035,281  $    14,903  $  8,879,829  $     (168,750) $ (14,138,471) $   (5,412,489)
                                  ------------   ----------  ------------  --------------   ------------   -------------





                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the Years Ended December 31,
                                                --------------------------------
                                                      2004             2003
                                                ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                    $   (3,922,130)   $    (774,663)
                                                ---------------   --------------
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation                                  10,053           10,604
          Depreciation of equipment                    357,881          259,811
          Write down - impairment of assets            352,591
          Amortization of intangibles                   49,571
          Gain on extinguishment of debt              (304,968)      (1,576,746)
          Amortization of deferred financing cost      242,763           49,972
          Stock issued for services                          -          610,000
          Stock to be issued for services               61,350                -
          Beneficial conversion                        216,761          164,200
    Changes in assets and liabilities:
       Accounts receivable                             (84,495)         (55,909)
       Inventory                                       (88,255)               -
       Deposits                                        (16,000)               -
       Other assets                                          -            3,747
       Accounts payable and accrued expenses         1,527,103          470,390
                                                ---------------   --------------
    Net cash used in operating activities           (1,597,775)        (838,594)
                                                ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                          (616,728)         (48,773)
    Increase in intangibles                            (88,130)               -
    Cash acquired in acquisition                             -           16,945
    Other                                               (3,000)         (27,301)
                                                ---------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                 (707,858)         (59,129)
                                                ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                       -            5,000
    Payments to equipment vendor                             -         (100,000)
    Payments of notes payable                          (96,093)
    Proceeds of private placement memorandum           244,000                -
    Payments of or proceeds from notes
     payable - officers                                (61,197)          56,423
    Proceeds from convertible debentures             1,128,179                -
    Proceeds from notes payable                      1,107,575          938,354
                                                ---------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            2,322,464          899,777
                                                ---------------   --------------

INCREASE (DECREASE) IN CASH                             16,831            2,054

CASH - BEGINNING OF PERIOD                               6,845            4,791
                                                ---------------   --------------

CASH - END OF PERIOD                            $       23,676    $       6,845
                                                ===============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       State income taxes paid                           2,529                -
       Cash paid for interest                           36,378           21,759

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of debentures and interest
        into stock                              $       50,000    $       4,395
                                                ---------------   --------------
       Conversion of notes under standby
        equity distribution agreement           $      312,084    $           -
                                                ---------------   --------------
       Common stock to be issued for notes      $       35,500    $     225,000
                                                ---------------   --------------
       Common stock to be issued for services   $      107,850    $           -
                                                ---------------   --------------
       Common stock issued in connection with
        settlements                             $      507,000    $           -
                                                ---------------   --------------
       Preferred stock to be issued for notes   $            -    $     337,500
                                                ---------------   --------------
       Unamortized beneficial conversion        $      136,348    $      35,800
                                                ---------------   --------------


ACQUISITION DETAILS:
       Fair value of assets acquired            $      495,200    $     350,000
                                                ---------------   --------------
       Liabilities assumed                      $       80,000    $     150,000
                                                ---------------   --------------
       Common stock issued for acquisition      $       54,000    $     200,000
                                                ---------------   --------------







                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

In December 2003, the Company acquired the outstanding shares of Airport Network Solutions, Inc., a privately held corporation, incorporated in Delaware, that designs and manages Wi-Fi solutions for the airport industry. It is operated as a wholly-owned subsidiary.

In June 2004, the Company acquired the operating assets of iDockUSA a provider of Wi-Fi services in marinas. The assets were assigned to the WebCenter Technologies, Inc. subsidiary.

In August 2004, the Company acquired the outstanding shares of AuthDirect, Inc., a privately held corporation, incorporated in California, which provides back office, network operating center and customer care center services for the Company's operating divisions and subsidiaries as well as for a wide variety of unaffiliated wireless service providers across the country.


2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $3,922,130 and $774,663 for the year's ended December 31, 2004 and 2003, respectively. Additionally, the Company had a working capital deficiency of $6,337,729 at December 31, 2004. These conditions raise substantial doubts about the Company's ability to continue as a going concern.

Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability; however, any results of these plans and actions cannot be predicted. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

The Company anticipates that its use of cash will remain substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the planned deployment of additional terminals and installation of new Wi-Fi hot spots in the coming year. To meet these needs, the Company, in March 2004, secured a convertible debenture in the face amount of $550,000 and a $5.0 million Standby Equity Distribution Agreement (SEDA) from Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, as it has registered shares available, but otherwise at its discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $5.0 million. The amount of each advance is subject to an aggregate maximum advance amount of $250,000 every 7 trading days. Cornell Capital Partners will pay the Company 98% of the lowest closing bid price of the common stock during the 5 consecutive trading days immediately following the notice date. We have paid Cornell Capital Partners a one-time commitment fee of 2,990,000 shares of common stock. In addition, Cornell Capital Partners will be entitled to retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price.

The Company needs to raise a minimum of $3,500,000 through public or private debt or sale of equity to continue expanding communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing terminals in high traffic locations. Such financing may not be available when needed. Even if such financing is available, for example, through the SEDA, it may be on terms that are materially adverse to our interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If the Company is unable to obtain financing on reasonable terms, the Company could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on the Company's business, operating results, or financial condition.


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

Based on this evaluation, the Company recorded an impairment expense in December 2004 of $352,591.

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

Accounts receivable and concentration of credit risk - Concentration of credit risk with respect to trade receivables is limited to customers dispersed across the United States of America. While trade receivables are concentrated in the quick service restaurant segment of the economy, the Company has begun to diversity its sales and has developed additional markets such as marinas for its services; accordingly the Company has reduced its exposure to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the various customers.

Allowance for doubtful accounts - The Allowance for doubtful accounts is based on the Company's assessment of the collectibility of customer accounts and the aging of the accounts receivable. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not have been received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates.

At December 31, 2004, the Company deemed all accounts to be collectible. However, the Company has created an allowance for bad debts in the amount of five thousand ($5,000) dollars.

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

Fair Value of Financial Instruments - The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities. Deferred Financing Costs - The Company amortizes deferred financing costs over the life of the notes which range from one to three years.

Impact of New Accounting Standards Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets, An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In January 2003, FASB issued Interpretation No.46, Consolidation of Variable Interest Entities (FIN No.46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements., provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No.46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No.51 (FIN No.46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No.46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business users) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on our consolidated financial position, results of operations or cash flows.

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Inventory - Inventory consists of equipment held for resale or staged for future installation. Inventory is valued at the lower of cost or market based on specific identification. Obsolete inventory is written off and disposed of on a periodic basis.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided by the straight - line method over the estimated useful lives of the related assets, which is estimated to be from three to seven years.

Intangibles - Intangibles represent the net value of the customer lists and contracts acquired in the acquisitions of both Airport Network Solutions, Inc. and AuthDirect, Inc. The Company has adopted the provisions of SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142") for the determination of fair value of the intangibles carrying value.

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

Revenue Recognition - Revenue generated for Internet access via Wi-Fi or Internet terminals (transaction service fees) is recognized at the time the service is used. Costs associated with providing the services are expensed as incurred.

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

Revenue from technology licensing is recognized on receipt. These licenses do not carry any long term obligations on the part of the Company

4. NOTES PAYABLE

 Notes payable consists of the following:

    Lender                                   Amount           Amount in Default
  Cornell Capital Partners,             $     487,916         $               -
  5% interest, due on demand
  Acquisitions (AuthDirect/iDock)             117,500                   117,500
  10% interest, due on demand
  Bill Thomas,                                645,000                         -
  15% to 25% interest, due on demand
  Seaport Capital,                            608,248                         -
  15% interest, due on demand
  Settlements,                                 77,850                    20,000
  0% interest, in default
  Accredited individual investors,            149,320                   121,500
  9% to 25% interest, due on demand
                                        --------------        ------------------
                        Total           $   2,085,834         $         259,000
                                        --------------        ------------------


5.  NOTES PAYABLE OFFICERS

As of December 31, 2004, the Company owed $57,377 to various officers of the Company. The loans are payable on demand and carry interest at 12% - 24% per annum.



6.  INCOME TAXES

At December 31, 2004, the Company had a net operating loss carryforward of approximately $12,200,000 available as offsets against future taxable income, if any, which expire at various dates through 2023. A portion of the net operating loss carryforward may be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The difference between the recorded income tax benefits and the computed tax benefits using a 35 percent Federal statutory tax rate is as follows:


                                                                    Year Ended December 31,
                                                    ---------------------------------------------------------
                                                              2004                            2003
                                                    --------------------------      -------------------------
Expected income tax benefit                         $              (1,318,000)      $               (271,000)
State income tax (benefit),                                          (188,000)                       (39,000)
net of Federal effect
Permanent difference - beneficial conversion                          186,000                         66,000
feature
Increase in valuation allowance                                     1,320,000                        244,000
                                                    --------------------------      -------------------------

                                                    $                       -       $                      -
                                                    ==========================      =========================


The components of the Company's deferred tax asset are as follow:


                                                                    Year Ended December 31,
                                                    ---------------------------------------------------------
                                                              2004                            2003
                                                    --------------------------      -------------------------
Net operating loss                                  $               4,880,000       $              3,700,000
Asset impairment                                                      140,000                              -
Valuation allowance                                                (5,020,000)                    (3,700,000)
                                                    --------------------------      -------------------------

                                                    $                       -       $                      -
                                                    ==========================      =========================



7.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31, 2004:

               Office equipment                         $                41,447
               Software                                                 223,912
               Wi-Fi equipment and kiosks                             1,309,403
                                                        ------------------------
                                                                      1,574,762
               Less accumulated depreciation                          1,004,198
                                                        ------------------------
                                                        $               570,564
                                                        ========================


The Company recorded depreciation expense of $367,934 and $270,415 for the years ended December 31, 2004 and 2003 respectively.


8.  STOCKHOLDERS' DEFICIT

In February 2005, the shareholders of the Company approved an increase in authorized shares of common stock from to 750,000,000 from the previous 150,000,000 shares. Simultaneously, the shareholders approved the creation of 50,000,000 shares of preferred stock.

In 2004, the Company converted $362,084 principal amount of convertible debentures and notes into 18,386,503 shares of the Company's common stock.

In 2004, the Company issued an aggregate of 5,633,333 shares of the Company's commons stock in settlement of outstanding loans in the face amount of $507,000. Such shares were valued at their market value on the date of issuance of $0.09 per share.

In 2004, the Company issued an aggregate of 2,990,000 shares of common stock as a commitment fee in connection with the issuance of the Standby Equity Distribution Agreement and 10,000 shares for consulting services. Such shares were valued at their market value on the date of issuance of $0.09 per share and recorded as deferred equity finance costs.

In 2004, the Company issued 1,500,000 shares of common stock to the shareholders of AuthDirect, Inc. in connection with the acquisition of the company. Such shares were valued at their market value on the date of acquisition of $0.036 per share and recorded as additional purchase price of the acquisition.

In 2003, the Company converted $3,806 of principal amount of convertible debentures and $589 of accrued interest into 4,000,001 shares of the Company's common stock.

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


9.  CONVERTIBLE DEBENTURES

During the third quarter of fiscal 2003, the Company reached an agreement with the holders of $1,496,594 in Convertible Debentures and accrued interest. The settlement resulted in the cancellation of the notes and required the Company to make cash payment of $507,850 in January 2004. In addition, the Company agreed to issue Common Stock valued at $225,000 on the date of issuance and preferred stock with a value of $337,500 on the date of issuance, provided the shareholders approve a class of preferred stock and an increase in the amount of authorized shares of Common Stock at the next shareholder's meeting.

In November 2003, the Company issued 2,600,000 shares of common stock at an average price of $0.055 per share ($143,000) in partial settlement of the Common Stock to be issued. The Company did not make the cash payment due in January 2004. The remaining balance of cash and common stock were settled in April 2004 and February 2005.

In April 2004, the Company issued 5,633,333 shares of common stock to Laurus Master Fund in full settlement of cash due from the previously negotiated settlement of $450,000 and the remaining balance of common stock due of $57,000 per the terms of the July 2003 settlement agreement. The average issuance price of $0.09 per share was based on the market price on date of issuance.

The balance of the settlement was resolved in February 2005 (see subsequent events). The cash portion of the settlement agreement was in default at December 31, 2004.

In December 2003, the Company issued a convertible debenture in connection with the acquisition of Airport Network Solutions. The face value of the debenture is $200,000 and it begins accruing interest on December 18, 2004 at 5% per annum, and is convertible at a fixed price of $0.01 per share. The Company recorded a beneficial conversion feature of $200,000 on this loan which was charged to interest during 2004.

In March 2004, the Company entered into a Standby Equity Distribution  Agreement
(SEDA) in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). This flexible equity facility may be used in whole or in part at our the Company's sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under this agreement the Company will have access to up to $5,000,000 over a two-year period. From time to time at its sole discretion, the Company may present Cornell Capital with a draw down notice, which would require them to purchase shares of the Company's Common Stock at a 2% discount to the lowest daily Volume Weighted Average Price ("VWAP") of the Company's Common Stock traded on each of the five days following the date of the draw down notice. A maximum of $250,000 may be drawn down in any seven trading-day period. The Company retains complete control of the timing and amount of each draw down. A commission of 5% is due Cornell Capital Partners, LP on the gross proceeds of each draw down.

In connection with the Standby Equity Distribution Agreement, the Company issued to Cornell Capital 2,990,000 shares of our Common Stock as a commitment fee, as well as a three year warrant to purchase 400,000 shares of our Common Stock at $0.108 per share.

Simultaneously, the Company entered into a $550,000 5% convertible debenture with Cornell Capital as a bridge loan to fund operations through the registration process secured by all the assets of the Company. The Company received $350,000 of the proceeds of this debenture in March 2004, and received the balance in May 2004. The debenture is convertible at a conversion price equal to $.108 per share (which was 120% of the closing bid price of the Company's Common Stock as of the closing date). However, if on the date of conversion the VWAP for the five trading dates immediately preceding the Conversion Date is lower than $.09, the conversion price shall be adjusted to 80% of the VWAP for the five trading dates immediately preceding the Conversion Date. In addition, if the conversion price falls below $.09, Cornell Capital cannot convert more than $50,000 per week, and the Company can on up to two occasions prevent Cornell Capital from converting for up to 5 trading days.

The Company has recorded a beneficial conversion of $178,860 on these loans which is being charged to interest over the term of the loan for each month that the price of the stock is below $0.09 per share. Assuming write off of the unamortized balance over the life of the convertible debenture, the unamortized balance is shown as a discount to the convertible debenture as follows:

      Year Ended              Interest Expense              Unamortized Balance
   December 31, 2004              $ 42,512                       $ 136,348
   December 31, 2005              $ 59,620                       $  76,728
   December 31, 2006              $ 59,620                       $  17,108
   December 31, 2007              $ 17,108                       $       0


During June 2004, the Company raised an aggregate of $800,000 from Cornell Capital under a Promissory Note. The Note carries interest at the rate of 5% per annum beginning 90 days from its date, and is repayable out of the proceeds of the Standby Equity Distribution Agreement, and was to be paid in full by November 8, 2004.

During the period from June 1 through September 30, 2004, the Company issued 14,169,837 shares of common stock under the Standby Equity Distribution Agreement and utilized $312,084 of proceeds in repayment of the Promissory Note.

At various times during 2004, the Company raised a total of $268,179 from Seaport Capital through the issuance of two year convertible debentures at the closing market price on the day prior to the closing.

During July 2004, the Company issued 4,166,666 shares of common stock upon conversion of $50,000 of the Convertible Debenture. At year end, the convertible debenture and the SEDA were in default, which default has been waived by the investors.

In December 2004, the Company raised $110,000 from accredited investors through the issuance of convertible debentures at the closing market price on the day prior to the closing. In connection with the issuance of the convertible debentures, the Company also issued 684,758 warrants to the investors exercisable at the same price.

Convertible debentures consist of the following:

              Lender                                              Amount
Cornell Capital Partners,                                  $            500,000
5% interest, due March 2007
Seaport Capital,                                                        268,179
15% interest, due 2005
Shareholders of ANS (acquisition),                                      200,000
5% interest, due Dec. 2005
Accredited individual investors,                                        110,000
10% to 12% interest, due Dec 2005
                                                           ---------------------
                                                                      1,078,179

Notes payable discounts                                                (136,348)
                                                           ---------------------

                                               Total       $            941,831
                                                           ---------------------

Current portion of convertible debentures (1 year or less)          $441,831
Long term portion of convertible debentures                         $500,000


10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2004, the Company had accounts payable and accrued expenses of $3,028,747. The table below breaks this amount out by major category.


                                                                     Amount
                                                               -----------------
          Accounts payable - trade                             $        822,502
          Accrued payroll and payroll taxes                             990,134
          Accrued litigation                                            540,000
          Accrued interest                                              455,243
          Other accrued expenses                                        121,708
                                                               -----------------
              Total Accounts payable and accrued expenses      $      2,929,587
                                                               -----------------

11. DUE TO EQUIPMENT VENDOR

In September 2003, the Company reached agreement with SchlumbergerSema settling the outstanding equipment loan and accrued interest of $1,426,226. The settlement reduced the final balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The note carries no further interest accrual, and represents a savings of $951,226 in principal and accrued interest.

In November 2003, the Company made a payment of $100,000 under the agreement. Currently, the remaining payments have not been made and the agreement is in default. The Company has no additional obligation besides the settled amount if it is in default.

12. STOCK OPTIONS AND WARRANTS

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

The total number of shares of common stock for which options may be granted under the plan may not exceed 10,000,000 shares under the 2003 Plan and 25,000,000 for the 2002 Plan, subject to possible adjustment in the future, including adjustments in the event of a recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction affecting our common stock. Any shares of common stock subject to any option which for any reason expires, is canceled or is terminated unexercised will again become available for granting of options under the plan. As of December 31, 2004, all 10,000,000 shares of Common Stock had been issued under the 2003 Plan. As of December 31, 2004, 23,857,143 shares of Common stock had been issued under the 2002 Plan, and 1,142,857 shares remain available for issuance under the Plan.

The plans will be administered by a committee of the board of directors comprising not less than two directors. The stock option plan committee has the authority under the plan to determine the terms of options granted under the plan, including, among other things, the individuals who will receive options, the times when they will receive them, whether an incentive stock option and/or non-qualified option will be granted, the number of shares to be subject to each option, the date or dates each option will become exercisable (including whether an option will become exercisable upon certain reorganizations, mergers, sales and similar transactions involving ICOA), and the date or dates upon which each option will expire. The stock option plan committee has the authority, subject to the provisions of the plan, to construe the terms of option agreements and the plan; to prescribe, amend and rescind rules and regulations relating to the plan; and to make all other determinations in the judgment of the stock option plan committee necessary or desirable for the administration of the plan.

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

In 2004, the Company granted 2,000,000 warrants in connection with consulting, 1,500,000 warrants in connection with acquisitions, and 1,084,758 warrants in connection with financings. The warrants were issued and exercisable at fair value at an average price of $0.0536 per share. The total value of the warrants was $123,041 of which $54,400 was recorded as consulting expense, $31,200 was recorded as costs of acquisitions, $20,680 was recorded as beneficial conversion feature, and $16,761 was recorded as interest expense.

In 2003, the Company granted 7,500,000 warrants in connection with consulting, and 3,066,600 in connection with settlement of accounts payable. The warrants were issued and exercisable at fair value at an average price of $0.011 per share. The total value of the warrants was $101,215, of which $95,215 was recorded as settlement of accounts payable, and $6,000 as interest expense.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of stock options and warrants. The per-share weighted average fair value of stock options and warrants granted during 2004 and 2003 was $0.024 and $0.019 respectively on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                           2004                      2003
  Expected dividend yield                   0%                         0%
  Risk-free interest rate                   5%                     4.5 - 5%
  Annualized volatility                    100%                      175%
  Expected life, in years                   5                          5

Stock option and warrant activity for the years ended December 31, are summarized as follows:


----------------------------------------------- ------------------------------- -----------------------
                                                                                       Weighted Avg.
                                                       Number of Shares                Exercise Price
----------------------------------------------- ------------------------------- -----------------------
Outstanding Dec. 31, 2002                            15,486,612                 $     .01 - .07
----------------------------------------------- ------------------------------- -----------------------
   Granted - Warrants                                10,566,660                      0.011
----------------------------------------------- ------------------------------- -----------------------
   Granted - Options                                                                 0
----------------------------------------------- ------------------------------- -----------------------
   Exercised                                         (5,000,000)                     0.001
----------------------------------------------- ------------------------------- -----------------------
   Cancelled on settlements                          (9,490,404)                     0.01 - .07
----------------------------------------------- ------------------------------- -----------------------
   Expired                                           (4,496,208)                     0.001
----------------------------------------------- ------------------------------- -----------------------



----------------------------------------------- ------------------------------- -----------------------
Outstanding Dec. 31, 2003                             7,066,660                 $    0.019
----------------------------------------------- ------------------------------- -----------------------
   Granted - Warrants                                 4,584,758                      0.0536
----------------------------------------------- ------------------------------- -----------------------
   Granted - Options
----------------------------------------------- ------------------------------- -----------------------
   Exercised
----------------------------------------------- ------------------------------- -----------------------
   Cancelled on settlements                            (300,000)                     0.01
----------------------------------------------- ------------------------------- -----------------------
   Expired
----------------------------------------------- ------------------------------- -----------------------

----------------------------------------------- ------------------------------- -----------------------
Outstanding Dec. 31, 2004                            11,351,418                 $    0.024
----------------------------------------------- ------------------------------- -----------------------


At December 31, 2004, the range of price for all outstanding stock options and warrants was $0.01 to $0.108 per share, with an average remaining life of 3 years and an average exercise price of $0.024 per share. All warrants were exercisable at December 31, 2004.


13.   EARNINGS (LOSS) PER SHARE

In connection with the potential conversion of various convertible debentures, the exercise of outstanding warrants, and future conversions under the Standby Equity Distribution Agreement, the table below shows the increase in equity and the anti-dilutive impact on the results for December 31, 2004 had such shares been issued and outstanding at year end.

Shares to be issuable on exercise or conversion are based on the stated issuance price or the closing bid price at December 31, 2004 and 2003 respectively of $0.05 per share and $0.081.


                                                             Number of shares issuable
            Exercise or conversion of:                    2004                       2003
            --------------------------         --------------------------- --------------------------
      Warrants                                                 11,351,418                  7,066,660
      Convertible debentures                                   31,239,032                 16,269,753
      SEDA conversions                                          9,758,320                          0
                                               --------------------------- --------------------------
                                        Total                  52,348,770                 23,336,413
                                               --------------------------- --------------------------



14.      GAIN ON EXTINGUISHMENT OF DEBT


                           Principal and   Cash Settlement  Common Shares    Preferred           Gain on
         Lender              Interest                                        Shares and     Extinguishment of
                                                                              Warrants            Debt
------------------------- ---------------- ---------------- -------------- --------------- --------------------
2003
-------------------------
Convertible debentures    $     1,496,594  $       507,850  $     225,000  $      337,500  $           426,244
Equipment vendor                1,426,226          475,000        -              -                     951,226
Accounts and notes                524,491           50,000        180,000          95,215              199,276
payable
Total - 2003              $     3,447,311  $     1,032,850  $     405,000  $      432,715  $         1,576,746

2004
-------------------------
Accounts and notes        $      351,968   $        47,000  $           0  $            0  $           304,968
payable


15.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fourth quarter of 2004, the Company re-evaluated its prior accounting treatment for the acquisition of Airport Network Solutions, Inc. with regard to the convertible note issued at closing. As a result, the Company recorded a beneficial conversion of $200,000 on this loan which resulted in a reduction to "Common stock to be issued for settlements" and a corresponding increase to "Additional paid-in capital". For the fiscal year 2004, the beneficial conversion was expensed to interest expense.


The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):


                                                        For the Year Ended
                                                         December 31, 2003
                                                     ---------------------------
                                                     As Previously
                                                       Reported      As Restated
                                                     ------------- -------------

CURRENT ASSETS:
   Cash                                              $      6,845  $      6,845
   Accounts Receivable                                     55,909        55,909
                                                     ------------- -------------
      TOTAL CURRENT ASSETS                                 62,754        62,754

EQUIPMENT, net                                            805,289       805,289

OTHER ASSETS:
   Other                                                   21,700        21,700
   Intangible                                             219,412       219,412
                                                     ------------- -------------
   Deposits                                                   705           705
                                                     ------------- -------------
      TOTAL OTHER ASSETS                                  241,817       241,817
                                                     ------------- -------------

                                   TOTAL ASSETS      $  1,109,860  $  1,109,860
                                                     ============= =============
CURRENT LIABILITIES:
   Accounts payable and accrued expenses             $  1,167,452  $  1,167,452
   Notes payable                                        1,825,548     1,825,548
   Notes payable - officer                                118,273       118,273
   Due to equipment vendor                                375,000       375,000
   Common stock to be issued for settlements              282,000        82,000
   Preferred stock to be issued for settlements           337,500       337,500
                                                     ------------- -------------
      TOTAL CURRENT LIABILITIES                         4,105,773     3,905,773

STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value; authorized
    shares - 150,000,000; 120,565,445 shares
    issued and outstanding                                 12,057        12,057
   Additional paid-in capital                           7,208,371     7,408,371
   Accumulated deficit                                (10,216,341)  (10,216,341)
                                                     ------------- -------------
      TOTAL STOCKHOLDERS' DEFICIT                      (2,995,913)   (2,795,913)
                                                     ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $  1,109,860  $  1,109,860
                                                     ============= =============

16.      INTANGIBLE ASSETS

In fiscal 2004, the Company recorded additions of $88,130 in intangible assets, primarily related to the acquisition of Airport Network Solutions, Inc. Such amount was allocated to customer lists and contracts. The Company has recorded amortization for the fiscal year 2004. The customer lists and contracts have an expected life of three years.

In fiscal 2003, the Company recorded additions of $219,412 in intangible assets, primarily related to the acquisition of Airport Network Solutions, Inc. Such amount was allocated to customer lists and contracts. The Company has recorded amortization for the fiscal years 2004 and 2003. The customer lists and contracts have an expected life of three years.


                  Customer Lists and Contracts               $          307,542
                Less accumulated amortization                            69,541
                                                             -------------------
                  Net                                        $          238,001
                                                             ===================

The Company recorded amortization expense of $58,570 and $10,971 for the years ended December 31, 2004 and 2003 respectively.

Expected amortization for the next five years is:

                               ---------------------- --------------------
                                Year Ended December
                                        31,                  Amortization
                               ---------------------- --------------------
                               2005                               $73,259
                               ---------------------- --------------------
                               2006                                73,259
                               ---------------------- --------------------
                               2007                                58,570
                               ---------------------- --------------------
                               2008                                32,912
                               ---------------------- --------------------
                               2009                                     0
                               ---------------------- --------------------

The Company has adopted the provisions of SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142") for the determination of fair value of the intangibles carrying value. In accordance with SFAS 142, the Company performs impairment tests on purchased intangible assets every December of its fiscal year. In December 2004, the Company performed the impairment tests and determined that the fair value of the customer lists and contracts exceeded its carrying value as shown above. We determined the company's projections for cash flow from the acquired assets was sufficient to support the current valuation.


17.      ACQUISITIONS

In December 2003, the Company acquired the outstanding shares, for $200,000 in convertible debentures, of Airport Network Solutions, Inc. (ANS) a privately held corporation that designs and manages Wi-Fi solutions for the airport industry. It is operated as a wholly-owned subsidiary.

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

The above acquisitions have been accounted for as purchases and their results of operations are included in the financial statements of the Company from the date of acquisition.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:


Assets                                                        ANS                iDockUSA             AuthDirect
                                                           ----------           ----------            ----------
       Current assets                                      $  16,945            $       -             $   7,070
       Property and equipment                                113,643              200,000               200,000
       Customer lists and contracts                          219,412                    -                88,130

Liabilities
       Current liabilities                                   150,000                    -                80,000
                                                           ----------           ----------            ----------
Net purchase price                                         $ 200,000            $ 200,000             $ 215,200


The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of ANS, iDockUSA, and AuthDirect had occurred as of the following period:


------------------------------------------- -------------------------------- --------------------------------
                                              For the year ended December      For the year ended December
                                                       31, 2003                         31, 2004
------------------------------------------- -------------------------------- --------------------------------
Net revenues                                $                       591,207  $                     1,351,795
------------------------------------------- -------------------------------- --------------------------------
Net   profit   (loss)   from    continuing  $                      (833,587) $                    (3,737,603)
operations
------------------------------------------- -------------------------------- --------------------------------
Net   profit   (loss)   per   share   from  $                         (0.01) $                         (0.03)
continuing operations
------------------------------------------- -------------------------------- --------------------------------


18.      LITIGATION

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

In November 2004, the Company filed its response to the allegations. The Company believes that plaintiff's allegations are without merit and is vigorously defending this lawsuit. The Company has accrued $540,000 with regard to this matter.

19.      EMPLOYMENT AGREEMENTS

In December 2004, the Company entered an employment agreement with Richard Schiffmann. The agreement is an "At-Will" agreement, and provides for his appointment as President of the Company on or before March 31, 2005, an annual salary of $120,000 until March 31, 2005 at which time his annual salary will increase to $144,000. In addition to regular benefits as provided to other employees in accordance with Company policy, Mr. Schiffmann was granted a relocation reimbursement of up to $20,000 and reimbursement of certain expenses incurred during his tenure as a consultant to the company of $122,605. The relocation and expense reimbursements have either been repaid, or are carried on the books as part of the accounts payable.

20.      SUBSEQUENT EVENTS

In January through March 2005, the Company issued 10% and 12% Convertible Notes ("Notes") in the aggregate face amount of $156,000 at conversion prices between $0.052 and $0.072 per share, the market price on the day prior to closing. In addition, the investors received 818,596 three year warrants at the same price per share as the conversion price of the Notes.

In January 2005, the Company issued an aggregate of $150,000 of 12% notes to Cornell Capital Partners, LP. The Company expects that the notes will be repaid out of the proceeds of the SEDA.

In February 2005, the shareholders of the Company approved an increase in authorized shares of common stock from to 750,000,000 from the previous 150,000,000 shares. Simultaneously, the shareholders approved the creation of 50,000,000 shares of preferred stock.

In February 2005, the Company issued 5,332,736 shares of common stock to Tusk Investments, a party to the settlement agreement of July 2003 with Laurus Master Fund, et al, in full settlement of $161,691 of cash and accrued interest, common stock of $25,000 and $37,500 of preferred stock due from the previously negotiated settlement. The average issuance price of $0.042 per share was based on a combination of the market price on date of issuance and conversion of the preferred note at $0.03 per share, as required under the terms of the settlement.

In February 2005, the Company issued 1,065,179 shares of common stock to Jenkins & Gilchrist upon exercise of a warrant.

In February 2005, the Company issued 100,000 shares of common stock to Michael Williams in settlement of outstanding interest charges.

In February 2005, the Company issued 1,644,737 shares of common stock upon conversion of $75,000 of the Convertible Debenture.

In March 2005, the Company issued an aggregate of $500,000 of 12% notes to Cornell Capital Partners, LP. To date, the Company has received $100,000 of the proceeds. The company expects that the notes will be repaid out of the proceeds of the SEDA.

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

ITEM 8A.          CONTROLS AND PROCEDURES

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are in fact, effective at this reasonable assurance level as of the period covered.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers and directors as of March 24, 2005.

         Name              Age                Position
George Strouthopoulos      63       Chief Executive Officer and Director
Richard Schiffmann         38       President and Director
Erwin Vahlsing, Jr.        49       Chief Financial Officer, Treasurer,
                                    Secretary and Director
Steven M. Harris           50       Director


     George Strouthopoulos is our Chief Executive Officer. Mr. Strouthopoulos was appointed to our Board of Directors in 1991. He has served as our Chief Executive Officer and President since his appointment in 1991. From 1990 to 1997, Mr. Strouthopoulos was President of GoFax, Inc., our former subsidiary. Mr. Strouthopoulos had been a full time, unpaid employee of the company until September 2000, at which time he began to receive compensation.

     Richard Schiffmann is President of ICOA, Inc and will become CEO on April 1, 2005. He is responsible for the strategic direction of ICOA. In December 2001 he founded Network Airport Solutions (ANS). From December 2002 through April 2003, Mr. Schiffmann served as Vice President of Cometa Networks, a venture of Intel, IBM and AT&T.

     As Vice President of Business Development for SoftNet (and their Aerzone subsidiary) from April 1998 through February 2001, he gained much of his wireless and airport industry expertise. Aerzone was a pioneering wireless ISP for frequent business travelers in public 'hot-spots' through the deployment of
802.11 infrastructure. Mr. Schiffmann was instrumental in signing significant equity partners in the business. During Aerzone's progression from business plan to launch, he managed all airport relationships, strategic alliances, roaming and pricing strategies, hotel and airline relationships.

     Prior to joining SoftNet, Mr. Schiffmann was a management consultant with Dove Associates in their Consumer Broadband Group from September 1995 through April 1998 and with Coopers & Lybrand from September 1994 through August 1995.

     Mr. Schiffmann received an MBA from the Kellogg Graduate School of Management and a Bachelor of Arts from Bates College.

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

     Mr. Vahlsing received an MBA from the University of Rhode Island and a Bachelor of Arts from the University of Connecticut.

     Mr. Vahlsing has announced his retirement as a Director effective at the next annual meeting of shareholders. He will remain Chief Financial Officer, Treasurer and Secretary.

     Steven M. Harris is a consultant providing legal, strategy, and corporate affairs management services. He was retained to help create Cometa Networks, a Wi-Fi start-up of Intel, ATT and IBM in 2002 to 2003. From 1998 to 2003, he has served as Senior Vice-President--Corporate Affairs and General Counsel for SoftNet Systems, Inc., a provider of high-speed internet access and related services over cable, satellite and wireless technologies. He was responsible for legal, communications, human resources and other corporate matters.

     Prior to joining SoftNet, Mr. Harris worked at Pacific Telesis Group from 1983 to 1998, most recently as Vice-President- Broadband services, where he was responsible for external affairs and policy planning for video services and broadband networks. Previously, he was Executive Director- Regulatory planning and Policy with responsibility for federal and state regulatory policies relating to competition, corporate structure, interconnection, privacy and new technologies. He began with PacTel in 1983 as Executive Director- Regulatory Relations in Washington, D.C.

     Mr. Harris was Commissioner's Assistant and Special Assistant to the General Counsel at the Federal Communications Commission and was previously in private practice.

He is a graduate of Brandeis University and the University of Michigan
Law School.

Board of Directors

Our board currently consists of four directors. The current directors are George Strouthopoulos, Erwin Vahlsing, Jr., Richard Schiffmann, and Steven M. Harris. The Board elected Steven M. Harris and Richard Schiffmann as members of the Board, effective March 1, 2005. Mr. Vahlsing has announced his retirement as a Director effective at the next annual meeting of shareholders.

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

Code of Ethics

On March 29, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been previously filed with the Securities and Exchange Commission as an Exhibit to Form 10-KSB and is incorporated by reference.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth information concerning annual and long-term compensation, for the 2004 fiscal year, for our Chief Executive Officer and for each of our other executive officers whose compensation on an annualized basis exceeded $100,000 during fiscal 2004.


                           Summary compensation table

                                             Annual Compensation                     Long-term Compensation
                                                                                  Restricted      Securities
Name and Principal            Fiscal                             Other Annual       Stock         Underlying      All Other
Position                      Year     Salary        Bonus      Compensation(1)   Awards (1)        Options     Compensation
--------------                ---     ---------      -----        -----------      --------        ---------      ---------

George Strouthopoulos         2004     $ 120,000     $ 0            $ 0               0               0         $ 0  (2)
Chief Executive Officer,      2003     $ 120,000       0              0               0               0           0  (2)
Chairman of the Board of      2002     $ 120,000       0              0               0               0           0  (2)
Directors

Richard Schiffmann (4)        2004     $ 120,000       0              0               0               0           0  (2)
President                     2003     $       0       0              0               0               0           0  (2)
Director                      2002     $       0       0              0               0               0           0  (2)


Erwin Vahlsing, Jr. (3)       2004     $  110,000      0              0               0               0           0  (2)
Chief Financial Officer,      2003     $  105,000      0              0               0               0           0  (2)
Treasurer, Secretary, and     2002     $   90,000      0              0               0               0           0  (2)
Director

Dennis DiBattista (4)         2004     $ 144,000       0              0               0               0           0  (2)
VP Sales                      2003     $  12,000       0              0               0               0           0  (2)
                              2002     $       0       0              0               0               0           0  (2)

William P. Lord (5)           2004     $  30,000       0              0               0               0           0  (2)
President of WebCenter        2003     $ 120,000       0              0               0               0           0  (2)
Technologies, Inc.            2002     $ 120,000       0              0               0               0           0  (2)

See notes below:


     (1) The named executive officers did not receive any long term incentive plan payouts in 2004, 2003, or 2002.

     (2) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the named executive officers.

     (3) See "Certain Relationships and Related Transactions" relating to Mr. Vahlsing's arrangement with us.

     (4)  Includes consulting service reflected as salary

     (5)  Mr. Lord resigned his position effective June 30, 2004

Stock options
         We did not grant stock options in 2004, 2003 or 2002 to executive officers

         No executive officer held stock options during the 2004, 2003 or 2002 fiscal years.

                            2005 Stock Incentive Plan
Our 2005 Stock Incentive Plan was adopted by our Board of Directors on March 16, 2005. Pursuant to the Plan, the Board or the Plan Committee of the Board has the authority to (i) grant stock options (both ISO and non-qualified options); (ii) restricted stock; and/or (iii) other stock-based awards. Employees, Directors and consultants of the Company and its corporate affiliates are eligible to participate. However, grants to officers and directors of the Company do not become effective if the Plan is not approved by shareholders during 2005. Further, the Plan will terminate if it is not approved by shareholders during 2005. 60,000,000 shares of common stock have been reserved for the Plan.

The plan is more fully described in the attached Exhibit 10.2

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


                              Employment Agreements

     In December 2004, the Company entered an employment agreement with Richard Schiffmann. The agreement is an "At-Will" agreement, and provides for his appointment as President of the Company on or before March 31, 2005, an annual salary of $120,000 until March 31, 2005 at which time his annual salary will increase to $144,000. In addition to regular benefits as provided to other employees in accordance with Company policy, Mr. Schiffmann was granted a relocation reimbursement of up to $20,000 and reimbursement of certain expenses incurred during his tenure as a consultant to the company of $122,605. The relocation and expense reimbursements have either been repaid, or are carried on the books as part of the accounts payable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS

     The following table presents certain information regarding the beneficial ownership of all shares of common stock as of March 17, 2005 for each executive officer and director of the Company and for each person known to the Company who owns beneficially more than 5% of the outstanding shares of the Company's common stock. The percentage ownership shown in such table is based upon the 157,177,933 common shares issued and outstanding on March 8, 2005 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of the Company's common stock on March 8, 2005 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.


                                                                          Common Stock Beneficially Owned(1)
                                                     Title of Class           Amount              Percentage

George Strouthopoulos                                Common Stock           9,383,033                6.0%
111 Airport Road
Warwick, Rhode Island 02889

Erwin Vahlsing, Jr.                                  Common Stock             210,100                  *
111 Airport Road
Warwick, Rhode Island 02889

Richard Schiffmann                                   Common Stock          12,694,000(2)             7.5%
111 Airport Rd.
Warwick, Rhode Island 02889

Steven M. Harris (Director Designate)                Common Stock           2,500,000(3)             1.6%
111 Airport Road
Warwick, Rhode Island 02889

William Thomas (Investor)                            Common Stock          21,625,000(4)            12.1%
111 Airport Road
Warwick, Rhode Island 02889

All directors and officers as a group (4 persons)                          24,787,133               13.6%


----------------------------
*        Represents less than 1%.
(1) Applicable percentage of ownership is based on 157,177,933 shares of common stock outstanding as of March 17, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 17, 2005, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) The Company is obligated to issue these shares in connection with the acquisition of Airport Network Solutions and consulting agreements with the former principals and represent the portion of such shares that Mr. Schiffmann will receive.
(3) Shares to be issued to Mr. Harris as part of compensation for consulting services.
(4) Includes 8,500,000 shares currently owned, 12,625,000 to be issued pursuant to settlement agreements converting $399,246 in principle and accrued interest into common stock, and 500,000 common shares to be issued as prepaid interest in connection with a bridge loan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases on an annual basis, a condominium at 3 Arbor Drive, Providence, RI 02908 for use by traveling executives. The lease is with the Chief Financial Officer, Erwin Vahlsing, Jr., at current market rates in the area for similar properties. Mr. Vahlsing has also lent the Company $28,377 on a demand note at 18% interest.



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

(b) Reports On Form 8-K:

     During the last quarter of the Company's fiscal year ended December 31, 2003, the following Current Reports on Form 8-K were filed:

         On December 22, 2003, the company filed a Form 8-K to report the change in the company's auditors from Feldman, Sherb & Co., PC to Sherb & Co., LP.

(c) Exhibits:


----------------- ------------------------------------------------------- -----------------------------------
Exhibit No.

----------------- ------------------------------------------------------- -----------------------------------
2.1               Articles of Incorporation, as amended                           Provided herewith
----------------- ------------------------------------------------------- -----------------------------------
3.1               By-laws                                                    Incorporated by reference as
                                                                           filed on Form SB-2 November 30,
                                                                                         2000
----------------- ------------------------------------------------------- -----------------------------------
10.1              Employment Agreement of Richard Schiffmann                      Provided herewith
----------------- ------------------------------------------------------- -----------------------------------
10.2              2005 Stock Incentive Plan                                       Provided herewith
----------------- ------------------------------------------------------- -----------------------------------
14.1              Code of Business Conduct and Ethics                             Provided herewith
----------------- ------------------------------------------------------- -----------------------------------
31.1              Certification  of Chief Executive  Officer pursuant to          Provided herewith
                  15  U.S.C.   Section  7241,  as  adopted  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002



----------------- ------------------------------------------------------- -----------------------------------
31.2              Certification of Principal  Financial Officer pursuant
                  to 15 U.S.C.  Section  7241,  as adopted  pursuant  to          Provided herewith
                  Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ------------------------------------------------------- -----------------------------------
32.1              Certification  of Chief Executive  Officer pursuant to
                  18  U.S.C.   Section  1350,  as  adopted  pursuant  to          Provided herewith
                  Section 906 of the Sarbanes-Oxley Act of 2002
----------------- ------------------------------------------------------- -----------------------------------
32.2              Certification of Principal  Financial Officer pursuant
                  to 18 U.S.C.  Section  1350,  as adopted  pursuant  to          Provided herewith
                  Section 906 of the Sarbanes-Oxley Act of 2002
----------------- ------------------------------------------------------- -----------------------------------



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


1. Audit Fees

     The aggregate fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for the audit of our annual financial statements and review of our quarterly financial statements, as well as services normally provided by the accountant in connection with statutory or regulatory filings, was $18,000 for the 2004 fiscal year and $16,000 for the 2003 fiscal year.

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

4. All Other Fees

     The aggregate fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for the Edgarizing of our statuary or regulatory filings, was $6,500 for the 2004 fiscal year and $0 for the 2003 fiscal year.

5. Audit Committee Pre-Approval Policies.

     The Company does not have an audit committee.

6. Work Performed by Persons other than Full-Time Permanent Employees of Auditor

     More than 50% of the hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year were attributed to work performed by full-time, permanent employees of Sherb & Co., LLP, our principal accountant.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2005.


                                         ICOA, Inc.


                                  By:   /s/ George Strouthopoulos
                                        ---------------------------
                                        George Strouthopoulos
                                        Chief Executive Officer, and Director



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                        Date

 /s/ George Strouthopoulos       Chief Executive Officer,       March 25, 2005
--------------------------       and Director
  George Strouthopoulos

/s/ Erwin Vahlsing, Jr.          Chief Financial Officer,       March 25, 2005
--------------------------       Treasurer, Secretary and
    Erwin Vahlsing, Jr.          Director