Form 10QSB
period 2005-03-31
ICOA INC
filed 2005-05-16
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

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

       Yes   ___X___ No  ___






       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes  _______  No __




The number of shares of common stock outstanding as of May 16, 2005 was 214,667,941

PART I - FINANCIAL INFORMATION

Item 1.        Unaudited Consolidated Balance Sheet at March 31, 2005........2

               Unaudited Consolidated Statements of Operations for the
               three months ended March 31, 2005 and 2004....................3

               Unaudited Consolidated Statements of Cash Flows for the
               six months ended March 31, 2005 and 2004......................4

               Notes to the Unaudited Consolidated Financial Statements......5

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................9

Item 3.        Controls and Procedures......................................14


PART II - OTHER INFORMATION

Item 2.        Changes in Securities........................................15

Item 3.        Default on Senior Securities.................................15

Item 6.        Exhibits and Reports on Form 8-K.............................16


SIGNATURES

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                       $         7,937
     Accounts receivable (net of allowance of $5,000)                   353,647
     Inventory                                                           24,065
     Prepaid expenses                                                    22,302
                                                                ----------------

        TOTAL CURRENT ASSETS                                            407,951

EQUIPMENT, net                                                          527,445

OTHER ASSETS:
     Long term receivables                                              126,483
     Other                                                              100,000
     Intangibles                                                        219,686
     Deferred finance costs                                             442,611
     Deposits                                                            26,705
                                                                ----------------

        TOTAL OTHER ASSETS                                              915,485
                                                                ----------------

                                                                $     1,850,881
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $     2,961,423
     Convertible debentures due in one year                             500,021
     Notes payable                                                    1,972,484
     Notes payable - officers                                            57,377
     Due to equipment vendor                                            375,000
     Preferred stock to be issued                                       300,000
                                                                ----------------

        TOTAL CURRENT LIABILITIES                                     6,166,305
                                                                ----------------


CONVERTIBLE DEBENTURES                                                  725,000
                                                                ----------------


STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized
      shares - 750,000,000 shares; 214,667,941
      shares issued and outstanding                                      21,467
     Deferred equity finance costs                                     (135,000)
     Additional paid-in capital                                      11,107,643
     Accumulated deficit                                            (16,034,534)
                                                                ----------------

        TOTAL STOCKHOLDERS' DEFICIT                                  (5,040,424)
                                                                ----------------

                                                                $     1,850,881
                                                                ================






                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended March 31,
                                               -----------------------------------------------
                                                      2005                     2004
                                               -----------------------    --------------------

REVENUES:
     Transaction service fees                  $              147,975     $            47,768
     Licensing fees                                                 -                  15,000
     Equipment sales and installation                         271,592                  58,012
     Managed services                                          70,348                  19,260
                                               -----------------------    --------------------

         TOTAL REVENUE                                        489,915                 140,040
                                               -----------------------    --------------------


COST OF SERVICES:
     Telecommunication costs                                   73,298                  43,303
     Equipment and installation                               142,169                  49,017
     Managed services                                         110,842                  13,250
     Depreciation and amortization                             62,542                  81,012
                                               -----------------------    --------------------

         TOTAL COST OF SERVICES                               388,851                 186,582
                                               -----------------------    --------------------


GROSS MARGIN                                                  101,064                 (46,542)

OPERATING EXPENSES:
     Selling, general and administrative                    1,243,405                 407,761
     Depreciation                                               2,202                   3,240
                                               -----------------------    --------------------

         TOTAL OPERATING EXPENSES                           1,245,607                 411,001
                                               -----------------------    --------------------


OPERATING LOSS                                             (1,144,543)               (457,543)

INTEREST EXPENSE                                             (751,539)                (63,685)
                                               -----------------------    --------------------

NET LOSS                                       $           (1,896,082)    $          (521,228)
                                               =======================    ====================


BASIC AND DILUTED - LOSS PER SHARE             $                (0.01)    $             (0.00)
                                               =======================    ====================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic and Diluted                                173,627,052             121,565,445
                                               =======================    ====================


                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                     --------------------------------
                                                                          2005             2004
                                                                     ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $   (1,896,082)   $    (521,228)
                                                                     ---------------   --------------
    Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation                                                        2,202            3,240
          Depreciation of equipment                                          40,917           81,012
          Amortization of intangibles                                        18,315                -
          Amortization of deferred financing cost                            89,139                -
          Stock issued for compensation                                     483,681                -
          Beneficial conversion                                             342,340                -
    Changes in assets and liabilities:
       Accounts receivable                                                 (188,828)          18,423
       Inventory                                                             64,190           (9,517)
       Deposits                                                             (10,000)               -
       Prepaid expenses                                                      28,267          (16,374)
       Other assets                                                         (21,815)          (5,000)
       Accounts payable and accrued expenses                                555,545           79,984
                                                                     ---------------   --------------
    Net cash used in operating activities                                  (492,129)        (369,460)
                                                                     ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                                      -          (44,615)
    Other                                                                   (75,000)          (8,300)
                                                                     ---------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                       (75,000)         (52,915)
                                                                     ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments for registration and filings                                         -          (81,341)
    Proceeds of private placement memorandum                                      -          294,000
    Payments of or proceeds from notes payable - officers                         -            5,000
    Proceeds from convertible debentures                                    258,190          350,000
    Deferred finance costs                                                  (16,250)               -
    Proceeds from notes payable                                             309,500           (3,500)
                                                                     ---------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   551,440          564,159
                                                                     ---------------   --------------

INCREASE (DECREASE) IN CASH                                                 (15,689)         141,784

CASH - BEGINNING OF PERIOD                                                   23,626            6,845
                                                                     ---------------   --------------

CASH - END OF PERIOD                                                 $        7,937    $     148,629
                                                                     ===============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid for interest                                                14,157                -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of debentures and interest into stock              $      275,000    $           -
                                                                     ---------------   --------------
       Conversion of notes and interest into stock                   $    1,107,837    $           -
                                                                     ---------------   --------------
       Common stock issued in connection with settlements            $      507,000    $           -
                                                                     ---------------   --------------
       Unamortized beneficial conversion                             $       50,158    $           -
                                                                     ---------------   --------------


                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Interim Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. ICOA, Inc. and Subsidiaries (the "Company"), believe that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2004.


Note 2--Standby Equity Distribution Agreement and Convertible Debentures

         In March 2004, the Company entered into a Standby Equity Distribution Agreement "SEDA" in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). This equity facility may be used in whole or in part at the Company's sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under this agreement, and subject to certain conditions, the Company will have access to up to $5,000,000 over a two-year period. From time to time at its sole discretion, the Company may present Cornell Capital with a draw down notice, which would require Cornell Capital to purchase shares of the Company's common stock at a 2% discount to the lowest daily volume weighted average price ("VWAP") of the Company's common stock traded on each of the five days following the date of the draw down notice. A maximum of $250,000 may be drawn down in any five business-day period. The Company may only request an advance every 7 trading days. Cornell Capital is entitled to retain 5% of each draw as a commitment fee.

         On March 17, 2004, we issued a secured convertible debenture in the principal amount of $550,000 to Cornell Capital. This secured convertible debenture was secured by all of our assets owned as of the date of the issuance of the debenture or thereafter acquired or obtained. As of April 5, 2005, the principal balance of the secured convertible debenture was $425,000 and accrued interest equaled $24,805. On April 6, 2005, ICOA and Cornell Capital mutually agreed to terminate the secured convertible debenture and the underlying transaction documents in exchange for ICOA entering into a Secured Promissory Note in the principal amount of $449,805, which represents the unpaid principal balance and accrued interest under the convertible debenture. The Secured Promissory Note is secured by all of the assets of ICOA pursuant to the Security Agreement entered into pursuant to the March 2004 convertible debenture transaction.


Note 3 --Notes Payable

         From January 2005 through March 2005, the Company issued 10% and 12% Convertible Notes ("Notes") in the aggregate principal amount of $212,000 at conversion prices between $0.052 and $0.072 per share, the market price on the day prior to closing. In addition, the note holders received 919,926 three-year warrants at the same price per share as the conversion price of the Notes.

         In January 2005, the Company issued an aggregate of $150,000 of 12% notes to Cornell Capital.

         In February 2005, the Company issued 1,644,737 shares of common stock upon conversion of $75,000 of the Secured Convertible Debenture to Cornell Capital.

         In February 2005, the Company issued 5,332,736 shares of common stock to Tusk Investments, a party to the settlement agreement of July 2003 with Laurus Master Fund, et al, in full settlement of $161,691 of cash and accrued interest, common stock of $25,000 and $37,500 of preferred stock due from a previously negotiated settlement. The average issuance price of $0.042 per share was based on a combination of the market price on date of issuance and conversion of the preferred note at $0.03 per share, as required under the terms of the settlement.

         In March 2005, the Company issued an aggregate of $500,000 of 12% notes to Cornell Capital. In March 2005, the Company received $100,000 of the proceeds. In April 2005, the Company received the balance of $400,000.

         In March 2005, the Company issued 20,000,000 shares of common stock upon conversion of $200,000 of Convertible Notes issued in connection with the acquisition of Airport Network Solutions.

         In March 2005, the Company issued 13,625,000 shares of common stock in connection with the settlement and conversion of $503,020 in principal and accrued interest.

         In March 2005, the Company issued a promissory note in the principal amount of $19,500 from an unrelated accredited investor on a demand basis. The note carries interest at 15% per annum.

         In September 2003, the Company reached agreement with SchlumbergerSema settling its outstanding equipment loan. This settlement reduced the outstanding balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The agreement requires no additional interest, and represents a savings of $917,548 in principal and accrued interest. In November 2003, the Company made a payment of $100,000 against the $475,000 owed to SchlumbergerSema; however, since November, 2003, the Company has made no further payments to SchlumbergerSema and is presently in default.


Note 4 - Private Placement

         On March 29, 2005, the Company issued 6,402,931 shares to various investors in a March 2004 private placement in settlement of their investment and accrued interest totaling $268,400. The shares were issued at an average price of $0.0419 per share.


Note 5 - Subsequent Events

         In April 2005, the Company was advised that its case against World Capital, Inc. had been decided in the Company's favor and judgment was entered against World Capital and its principals in the amount of $218,000. The defendants have appealed the ruling, and in light of this, and the uncertainties that exist regarding collectibility, the Company has made no adjustment to its books to reflect these events.

         In May 2005, the Company entered into a definitive agreement with Wise Technologies, Inc. under which the Company will acquire all of the outstanding stock of Wise in exchange for 40,000,000 common shares of ICOA. The Company believes this acquisition will be closed during the second quarter of 2005.

Note 6 - Settlements

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

         In March 2005, the Company issued 7,969,077 shares of common stock in connection with the settlement of various accounts payable and accrued expenses in the amount of $145,194.

         In March 2005, the Company issued 3,400,000 shares of common stock in connection with various consulting work for which the Company issued shares in lieu of compensation.

         On March 29, 2005, the Company reached agreement with William Lord, the former president of its WebCenter Technologies, Inc. subsidiary, to convert accrued but unpaid wages and certain un-reimbursed but accrued expenses all totaling $300,000 into a convertible debenture. In addition, Mr. Lord received 5,000,000 warrants to purchase common stock of the Company.

Note 7 - Litigation

         On January 25, 2002, a legal proceeding was commenced by the Company, against World Capital, Inc., a leasing company with which ICOA had a contract to finance certain equipment purchases.

         On June 15, 2001, the Company signed a lease agreement with World Capital, Inc. and made payment of $178,641.49 representing the first and last two months lease payments. On July 25, 2001 World Capital, Inc. gave notice to the Company of its intention not to fund the equipment lease. The Company filed suit in US District Court for the Eastern District of Pennsylvania seeking recovery of the payment, accrued interest, and damages caused by the failure to fund.

         In December 2002, the suit was amended to include criminal fraud charges against the principals of World Capital, Inc. Trial took place in late February, 2005.

         In April 2005, the Company was advised that its case against World Capital, Inc. had been decided in the Company's favor and judgment was entered against World Capital and its principals in the amount of $218,000. The defendants have appealed the ruling, and in light of this, and the uncertainties that exist regarding collectibility, the Company has made no adjustment to its books to reflect these events

         On October 8, 2004, SSJ Enterprises, LLC and Street Search, LLC filed suit in the United States District Court, District of Rhode Island against ICOA, Inc., George Strouthopoulos and Erwin Vahlsing alleging breach of contract, breach of oral contract and fraud regarding a Services Agreement, dated October 20, 2003 for consulting services under the agreement. The plaintiffs seek specific performance and damages of $20 million, plus interest, costs and reasonable attorney's fees.

         In November 2004, the Company filed its response to the allegations. The Company believes that plaintiff's allegations are without merit and the Company intends to vigorously defend this lawsuit. The Company has accrued $590,000 with regard to this matter.


Note 8 - Acquisitions

         In June 2004, the Company acquired the operating assets for $120,000 of cash and $80,000 of notes, of the iDockUSA operation of Starford Corporation, a privately held corporation that designs, installs, and manages Wi-Fi solutions for the marina industry.

         In August 2004, the Company acquired all of the issued and outstanding shares of capital stock of AuthDirect, Inc., a California corporation pursuant to (i) the issuance of 1,500,000 shares of common stock of the Company, (ii) $170,000 in cash, and (iii) warrants to purchase 1,500,000 shares of common stock. AuthDirect provides back-office settlement services and network monitoring for Wi-Fi providers. The Company has issued the 1,500,000 shares of common stock and the warrants to purchase 1,5000,000 shares of common stock, and paid $80,000 in cash, required in this transaction. The warrants have a term of three years from the date of issuance. Pursuant to the terms of the warrants, the warrant holder may purchase that certain number of designated shares of common stock at a purchase price of $0.05 per share. In the event the Company at any time issues shares of common stock, prior to the complete exercise of the warrants, for consideration less than the exercise price set forth in the warrants, the Company shall reduce the exercise price of the warrants pursuant to the formula described in the warrants. The warrants are only transferable by the holder with the prior written consent of the Company. On December 22, 2004, the Company and one of the holders of warrants to purchase 645,000 shares of common stock, agreed that in the event the Company does not have sufficient shares of common stock to issue all of the shares issuable under his warrants at such time as this holder elects to exercise his warrants, then the Company will make a cash payment to the holder in an amount equal to the number of shares that cannot be issued multiplied by $0.031. Such total amount to be paid to the holder cannot exceed $20,000 in the aggregate. The Company has reserved a sufficient amount of shares of common stock to issue to the holders of the remaining warrants upon their exercise. In addition, the Company and the selling stockholders of AuthDirect have agreed to defer the payment of the balance of $90,000 owed until no later than April 30, 2005. This acquisition cannot be unwound by any of the parties to this transaction.

         The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:


              Assets                                              iDockUSA              AuthDirect
                                                                  --------              ----------
                     Current assets                               $      0              $   7,070
                     Property and equipment                        200,000                200,000
                     Customer lists and contracts                        0                 88,130

              Liabilities
                     Current liabilities                                 0                 80,000
                                                                  --------              ----------

              Net purchase price                                  $200,000              $ 215,200
                                                                  =========             ==========


         The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of iDockUSA, and AuthDirect had occurred as of the following period:


                                                     For the three months ended     For the three months ended
                                                           March 31, 2004                 March 31, 2005

            Net revenues                            $             196,334          $           489,915
            Net  profit  (loss)  from   continuing  $            (504,804)         $        (1,896,082)
            operations
            Net  profit   (loss)  per  share  from  $               (0.00)         $             (0.01)
            continuing operations



Note 9 - Warrants

In connection with the settlement agreement with William Lord, the Company issued ten year warrants to purchase up to 5,000,000 shares of common stock of the Company as follows:
        o 4,000,000 warrants at an exercise price of $0.01 per share
        o 500,000 warrants at an exercise price of $0.05 per share; and
        o 500,000 warrants at an exercise price of $0.10 per share

In connection with various convertible debentures issued in the period from January 2005 to march 2005, the Company issued 919,926 three year warrants at prices from $0049 to $0.072 per share.

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

         ICOA sells, installs, supports and provides internet access services, primarily through Wi-Fi "hot spots" (public wireless local area networks). As of March 31, 2005, ICOA owned or operated over 1,000 broadband access installations in high-traffic locations servicing millions of annual patrons in 44 states. We generate revenue from:

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

ICOA's fundamental growth strategy is to build and acquire the expertise, infrastructure and scale for the profitable delivery of wireless broadband services. This strategy is based on the use of unlicensed spectrum to meet the increased demand for wireless data services: more bandwidth for more services more places.

Today, ICOA is a provider of Wi-Fi networks and services. Our footprint for retail services is targeted at high-traffic and high-value locations; with wireless capability supplemented by our kiosk expertise. We provide cost effective networks for the rapidly growing "amenity" services segment. We provide high-quality and reliable support systems and services for both our own operations and as a "back-office" for other service providers. We are sensitive to the specific needs of the rapidly growing base of users who demand access to broadband on demand anywhere, anytime, with any device.

Going forward, through both organic growth and acquisitions, ICOA is seeking to attain critical scale across our integrated design-deploy-operate business model. As emerging technologies allow, and subject to available capital, ICOA is looking to move beyond the simple delivery of Wi-Fi access to deliver digital value-added services - including VOIP and location-specific applications - to deliver value to our customers and users and financial returns to our shareholders.

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

SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2004. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.


Results of operations

Three months ended March 31, 2005 as compared to the three months ended March 31, 2004


Revenue
Our revenue is derived from the ownership and operation of neutral-host broadband wireless Wi-Fi Hot Spots and High Speed Internet terminals in high traffic public locations, and Wi-Fi equipment sales, installation fees, and network management and maintenance services.

For the three month period ended March 31, 2005, quarterly revenue increased 250% to $489,915 as compared to $140,040 for the quarter ended March 31, 2004. This increase is primarily attributable to transaction service fees and our Wi-Fi equipment sales and service.


Revenue was generated from the following services:

                                                 For the three months ended
                                                March 31,         March 31,
                                                  2005              2004
                                             ---------------- ------------------

Transaction Service Fees                     $        147,975 $          47,768
Licensing Fees                                              0             15,000
Wi-Fi Equipment Sales and Service                     271,592             58,012
Managed Services                                       70,348             19,260

                                              ---------------- -----------------
                                       Total  $       489,915  $         140,040
                                              ================ =================

Cost of Services
For the three month period ended March 31, 2005, our cost of services was $388,851 as compared to $186,582 for the three month period ended March 31, 2004, on increase of 108%. This increase is mainly attributable to our increase in Wi-Fi equipment sales and the cost of our managed services.

Cost of Services consists primarily of:

                                                  For the three months ended
                                              ----------------------------------
                                                 March 31,         March 31,
                                                   2005               2004
                                              ---------------- -----------------
Telecom/Co-Location/Hosting Costs             $        73,298  $         43,303
Wi-Fi Equipment and Installation                      142,169            49,017
Managed Services                                      110,842            13,250
Depreciation Expense                                   62,542            81,012
                                              ================ =================
                                       Total  $       388,851  $        186,582
                                              ================ =================

For the quarter ended March 31, 2005, the Company recorded gross margin of $101,064, as compared to a loss of ($46,542) for the quarter ended March 31, 2004. This was primarily due to an almost 317% increase in total revenues quarter over quarter coupled with a reduction in depreciation quarter over quarter ($62,542 for the three months ended March 31, 2005 as compared to $81,012 for the three months ended March 31, 2004).

The improvement in the gross margin is mainly attributable to increasing Transaction Service Fee Revenue quarter over quarter, coupled with new revenue generated through Equipment Sales and Managed Services. Management believes this is a direct result of its focus on additional recurring revenue from managed services coupled with increased travel in general through airports. Additionally, there was a strong deployment schedule for equipment installations in the first quarter of 2005 for various customers. The continued nationwide deployment of new Wi-Fi Hot Spot locations continued to generate additional growth in new equipment sales, installation, transaction service fees, and managed service revenue during the first three months of 2005.


Selling, general and administrative expenses

For the quarter ended March 31, 2005, selling, general and administrative expenses increased $835,644 or 205% to $1,243,405 from $407,761 for the quarter ended March 31, 2004.

General and administrative expenses consist primarily of:
Employee compensation and related expenses including payroll taxes and benefits for executive, administrative and operations personnel, Professional fees associated with deployment of Wi-Fi networks, legal and accounting fees connected with registrations filed with the SEC, professional fees associated with the development and creation of marketing materials in pursuit of advertising contracts, travel and entertainment, and facility and office-related costs such as rent, insurance, maintenance and telephone.

The quarter and year to date increases outlined below are mainly due to the Company's addition of new personnel, continuing use of consultants related to development of the business model and entry into new market verticals, additional legal expense connected with financing, registration filings, acquisitions and pursuing the World Capital lawsuit, accounting expense related to acquisitions and reviews of SEC filings, finance fees associated with the Convertible Debentures and the Standby Equity Distribution Agreement, employee stock bonuses, and additional travel and entertainment expense connected with sales efforts to secure new installation opportunities. Management expects general and administrative expenses in future periods to run at similarly increased levels over the current year in support of the growth of the business.

       Quarter and Year to Date increases in selling, general and administrative

                                                     For the three months ended
                                                   March 31, 2005 as compared to
                                                          March 31, 2004
                                                 -------------------------------
              Payroll                                                 $ 195,347
              Consulting                                                110,724
              Legal                                                      53,378
              Accounting                                                  5,335
              Finance Fees                                               31,278
              IR / PR / Marketing                                        21,380
              Travel & Entertainment                                     52,937
              Employee stock bonuses                                    304,650
              Other                                                      60,615
                                                 -------------------------------
              Increase Quarter and YTD                                $ 835,644
                                                 ===============================


Depreciation Expense included in Cost of Sales

Depreciation expense decreased $18,470 or 29% from $81,012 for the three months ended March 31, 2004 as compared to $62,542 for the three months ended March 31, 2005.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes and warrants.

Interest expense increased by $687,854 or 1,080% from $63,685 for the three months ended March 31, 2004 as compared to $751,539 for the three months ended March 31, 2005.

The increase is primarily attributable to additional beneficial conversion feature recorded on convertible debentures issued in the first quarter, restructuring and settlement of various loans, and the issuance of various warrants.


Net Loss

For the three months ended March 31, 2005, the Company had a loss of $1,896,082 as compared to a loss of $521,228 for the three months ended March 31, 2004 an increase of $1,374,854 or (264%).

The significant difference quarter over quarter is mainly due to the higher selling, general and administrative costs incurred in the first three months coupled with the large increase in interest expense.

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

Liquidity and Capital Resources

Cash and cash equivalents were $7,937 at March 31, 2005. Net cash used in operating activities of $492,129 was derived from the net loss from operations offset by depreciation of equipment, an increase in accounts receivable, a decrease in inventory, an increase in prepaid expenses, and an increase in accounts payable and accrued expenses.

At March 31, 2005, the Company had a working capital deficit of $5,758,354. The Company made no capital expenditures during the three months ended March 31, 2005, and invested $75,000 in Wise Technologies with whom the Company, in late April 2005 signed a definitive agreement for acquisition.

From January through March 2005, the Company issued 10% and 12% Convertible Notes in the aggregate face amount of $212,000 at conversion prices between $0.052 and $0.072 per share, the market price on the day prior to closing. In addition, the note holders received 919,926 three year warrants at the same price per share as the conversion price of the Convertible Notes.

In January 2005, the Company issued an aggregate of $150,000 of 12% notes to Cornell Capital.

In February 2005, our shareholders approved an increase in authorized shares of common stock to 750,000,000 from the previous 150,000,000 shares. In addition, our shareholders approved the creation of 50,000,000 shares of preferred stock.

In February 2005, the Company issued 1,644,737 shares of common stock upon conversion of $75,000 of the Secured Convertible Debenture issued to Cornell Capital.

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

In February 2005, we issued 1,065,179 shares of common stock to Jenkins & Gilchrist upon exercise of a warrant.

In February 2005, we issued 100,000 shares of common stock to Michael Williams in settlement of outstanding interest charges.

On March 29, 2005, the Company reached agreement with William Lord, the former president of its WebCenter Technologies, Inc. subsidiary, to convert accrued but unpaid wages and certain un-reimbursed but accrued expenses all totaling $300,000 into a convertible debenture. In addition, Mr. Lord received 5,000,000 warrants to purchase common stock of the company.

On March 31, 2005, the Company reached an agreement with the shareholders of Starford Corp. (from whom the Company had acquired the operating assets of iDockUSA in June 2004) to settle the balance of principal and accrued interest of $50,000 for 1,000,000 shares of common stock at the closing market price for the previous day of $0.05 per share.

In March 2005, the Company issued an aggregate of $500,000 of 12% notes to Cornell Capital. In March 2005, the Company received $100,000 of the proceeds. In April 2005, the Company received the balance of $400,000.

In March 2005, the Company issued 20,000,000 shares of common stock upon conversion of $200,000 of Convertible Debentures issued in connection with the acquisition of Airport Network Solutions.

In March 2005, the Company issued 13,625,000 shares of common stock in connection with the settlement and conversion of $503,020 in principal and accrued interest.

In March 2005, the Company issued a promissory note in the principal amount of $19,500 from an unrelated accredited investor on a demand basis. The note carries interest at 15% per annum.

In September 2003, the Company reached agreement with SchlumbergerSema settling our outstanding equipment loan. This settlement reduced the outstanding balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The agreement requires no additional interest, and represents a savings of $917,548 in principal and accrued interest. In November 2003, the Company made a payment of $100,000 against the $475,000 owed to SchlumbergerSema; however since November, 2003, the Company has made no further payments to SchlumbergerSema and is presently in default.

The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

The Company needs to raise a minimum of $3,000,000 through public or private debt, sale of equity, or through use of the Standby Equity Distribution Agreement, to continue expanding our broadband on demand managed services and service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue expanding our Wi-Fi networks in strategic high traffic locations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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

Subsequent Events

On April 6, 2005, ICOA and Cornell Capital mutually agreed to terminate the Secured Convertible Debenture and the underlying transaction documents in exchange for ICOA entering into a Secured Promissory Note in the principal amount of $449,804.79, which represents the unpaid principal balance and accrued interest under the convertible debenture. The Note bears interest at a rate of 12% per annum and is due and payable within 240 days from April 6, 2005. The Secured Promissory Note is secured by all of the assets of ICOA pursuant to the Security Agreement entered into pursuant to the March 2004 convertible debenture transaction.

In April 2005, the Company was advised that its case against World Capital, Inc. had been decided in its favor and judgment was entered against World Capital and its principals in the amount of $218,000. The defendants have appealed the ruling, and uncertainties exist regarding collectibility. In light of these uncertainties, we have not recognized any value associated with this litigation

In May 2005, the Company entered into a definitive agreement with Wise Technologies, Inc. under which the Company will acquire all of the outstanding stock of Wise in exchange for 40,000,000 common shares of ICOA. The Company believes this acquisition will be closed during the second quarter.


Item 3. - Controls and Procedures

(A)  Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

(B)  Changes in Internal Controls over Financial Reporting
In connection with the evaluation of the Company's internal controls during the quarter ended March 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

During the three months ended March 31, 2005, the Company issued the following unregistered securities:

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

In February 2005, the Company issued 100,000 shares of common stock to Michael Williams in settlement of outstanding interest charges of $3,500 at a price of $0.035 per share.

In February 2005, the Company issued 1,644,737 shares of common stock to Cornell Capital upon conversion of $75,000 of the Convertible Debenture. These shares were restricted under Rule 144.

On March 29, 2005, the Company issued 20,000,000 shares in connection with the conversion of the $200,000 convertible debenture issued in December 2003 to acquire Airport Network Solutions.

On March 29, 2005, the Company issued 5,000,000 shares (2,500,000 shares each) to Richard Schiffman and Pamela Brown in connection with a consulting agreement entered into at the time of acquiring Airport Network Solutions. The total of $35,000 was converted at an average price of $0.007 per share.

On March 29, 2005, the Company issued 1,796,000 shares as partial compensation for his time for the period through February 28, 2005, to Steve Harris, a member of our Board of Directors, in connection with a consulting agreement under which Mr. Harris provided strategic and legal services to ICOA. These shares were issued at an average price of $.0347, reflecting the closing market price on the days prior to the signing of the consulting agreement and its amendments. The aggregate value of the service was $62,321.

On March 29, 2005, the Company issued shares of common stock in recognition of services provided to the Company without remuneration to the following consultants were issued shares of our common stock: (a) Alexander Jaramishian 200,000 shares; (b) David Sarna 1,950,000 shares; (c) David Rinker 1,250,000 shares; (d) James Tower 100,000 shares. The shares were issued at an average price of $0.05 per share with the aggregate value of the services provided totaling $175,000.

On March 29, 2005, we issued 6,093,000 shares of common stock as bonuses to certain employees and consultants in recognition of their performance during 2004. The aggregate value of compensation was $304,650 with an average share price of $0.05 per share.

On March 29, 2005, we issued 20,027,931 shares of common stock in connection with various settlements of outstanding notes, and accrued interest. The aggregate value of notes and accrued interest was $768,896 with an average share price of $0.0384 per share.

On March 29, 2005, we issued 973,077 shares of common stock in connection with various settlements of outstanding payables. The aggregate value of payables was $47,844 with an average share price of $0.05 per share.



Item 3.  Default on Senior Securities

In September 2003, we reached agreement with SchlumbergerSema settling our outstanding equipment loan. This settlement reduced the outstanding balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The agreement requires no additional interest, and represents a savings of $917,548 in principal and accrued interest. In November 2003, we made a payment of $100,000 against the $475,000 owed to SchlumbergerSema; however, since November, 2003, we have made no further payments to SchlumbergerSema and are presently in default.

During June 2004, the Company raised an aggregate of $726,880 (net of expenses) from Cornell Capital under a Promissory Note. The Note carries interest at the rate of 5% per annum beginning 90 days from its date, and was to be paid in full by November 8, 2004. The Company has received an extension of the due date from Cornell Capital to July 30, 2005.


Item 6.  Exhibits

         a) Exhibits


Exhibit No.           Description                                              Location
3.1                   Articles of Incorporation                                Incorporated by reference to Exhibit 3.1 in
                                                                               the Registration Statement on Form 10-K filed
                                                                               with the Securities and Exchange Commission on
                                                                               November 30, 2000

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

3.4                   Articles of Amendment dated February 10, 2005            Incorporated by reference to Exhibit 2.1 on
                                                                               Form 10-K filed with the Securities and
                                                                               Exchange Commission on March 25, 2005

3.5                   Bylaws                                                   Incorporated by reference to Exhibit 3.4 in
                                                                               the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               November 30, 2000

10.2                  Standby Equity Distribution Agreement dated as of        Incorporated by reference to Exhibit 5.1 in
                      March 2004 between ICOA, Inc. and Cornell Capital        the Registration Statement on Form SB-2 filed
                      Partners                                                 with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.3                  Placement Agent Agreement dated as of March 2004         Incorporated by reference to Exhibit 5.1 in
                      between ICOA, Inc. and Newbridge Securities Corporation  the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.4                  Registration Rights Agreement dated as of March 2004     Incorporated by reference to Exhibit 5.1 in
                      between ICOA, Inc. and Cornell Capital Partners          the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.5                  Securities Purchase Agreement dated as of March 2004     Incorporated by reference to Exhibit 5.1 in
                      between ICOA, Inc. and Cornell Capital Partners          the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.6                  Secured Debenture dated as of March 2004                 Incorporated by reference to Exhibit 5.1 in
                                                                               the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004



10.7                  Security Agreement dated as of March 2004 between        Incorporated by reference to Exhibit 5.1 in
                      ICOA, Inc. and Cornell Capital Partners                  the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.8                  Escrow Agreement dated as of March 2004 by and among     Incorporated by reference to Exhibit 5.1 in
                      ICOA, Inc., Butler Gonzalez LLP, and Cornell Capital     the Registration Statement on Form SB-2 filed
                      Partners                                                 with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.9                  Investor Registration Rights Agreement dated as of       Incorporated by reference to Exhibit 5.1 in
                      March 2004 between ICOA, Inc. and Cornell Capital        the Registration Statement on Form SB-2 filed
                      Partners                                                 with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.10                 Irrevocable Transfer Agent Instructions                  Incorporated by reference to Exhibit 5.1 in
                                                                               the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.11                 Warrant for 400,000 shares in favor of Cornell Capital   Incorporated by reference to Exhibit 5.1 in
                      Partners                                                 the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.12                 Form of Warrant                                          Incorporated by reference to Exhibit 5.1 in
                                                                               the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.13                 Termination Agreement, dated April 6, 2005, by and       Incorporated by reference to Exhibit 99.1 to
                      between ICOA, Inc. and Cornell Capital Partners          ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 8, 2005

10.14                 Secured Promissory Note, dated April 6, 2005, by and     Incorporated by reference to Exhibit 99.2 to
                      between ICOA, Inc. and Cornell Capital Partners          ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 8, 2005

10.15                 Convertible Promissory Note by and between the Company   Incorporated by reference to Exhibit 99.1 to
                      and William Lord                                         ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 11, 2005

10.16                 Form of Warrant issued to William P. Lord                Incorporated by reference to Exhibit 99.2 to
                                                                               ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 11, 2005

10.17                 Stock Purchase Agreement with Wise Technologies, Inc.    Incorporated by reference to Exhibit 99.1 to
                                                                               ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 22, 2005

10.18                 Master Lease Agreement #5509 with Agility Lease fund     Incorporated by reference to Exhibit 99.1 to
                      I, LLC.                                                  ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 22, 2005



10.19                 Form of Warrant to be issued to Agility Solutions        Incorporated by reference to Exhibit 99.2 to
                                                                               ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 22, 2005

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

       Date:  May 16, 2005
                                                     ICOA, INC.


                                                     /s/ Richard Schiffmann
                                                     ---------------------------
                                                     Richard Schiffmann
                                                     Chief Executive Officer



                                                     /s/ Erwin Vahlsing, Jr.
                                                     ---------------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer