Form 10QSB/A
period 2005-03-31
ICOA INC
filed 2005-05-27
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                AMENDMENT No. 1




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


Note 5 - Subsequent Events


         On April 6, 2005, the Company mutually agreed to terminate a Securities Purchase Agreement dated March 19, 2004, by and between the Company and Cornell Capital Partners, an Investor in a Registration Rights Agreement dated March 19, 2004, by and between the Company and Cornell Capital Partners, Irrevocable Transfer Agent Instructions, dated March 19, 2004, by and among the Company, Cornell Capital Partners and the Company's transfer agent, and two (2) convertible debentures, dated March 10, 2004 and March 19, 2004, in the principal amounts of $225,000 and $200,000, respectively. The Company and Cornell Capital Partners agreed that a Security Agreement dated March 19, 2004, by and between the Company and Cornell Capital Partners executed in connection with the transaction documents will remain in full force and effect and shall act as security relevant to the Secured Promissory Note to be entered into by and between the Company and Cornell Capital Partners.

         On April 6, 2005, the Company and Cornell Capital Partners entered into a Secured Promissory Note in the principal amount of $449,805, which represents the unpaid principal balance and accrued interest under the Convertible Debentures. The Note bears interest at a rate of 12% per annum and is due and payable within 240 days from April 6, 2005. The
         Note is secured by all of the assets of the Company pursuant to the Security Agreement.

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

         On April 8, 2005, the Company reached agreement with Thomas Cannon, the former vice president of technology of its WebCenter Technologies, Inc. subsidiary, to convert accrued but unpaid wages totaling $258,824 into 5,752,000 shares of common stock. In addition, Mr. Cannon received 1,000,000 warrants to purchase common stock of the company. From April through May 20, 2005, the Company issued 10% Convertible Notes in the aggregate face amount of $85,000 at conversion prices between $0.044 and $0.058 per share, the market price on the day prior to closing. In addition, the note holders received 355,051 three year warrants at the same price per share as the conversion price of the Convertible Notes.

         On May 26, 2005, the Company completed its acquisition of 100% of the outstanding stock of Wise Technologies, Inc. ("Wise"),pursuant to a Stock Purchase Agreement entered into on April 26, 2005 (the "Agreement"). Under the Agreement, the Company issued 40,000,000 shares of common stock to the former shareholders of Wise. The Company also entered into a Registration Rights and Shareholder Agreement, a Note and a Consulting Agreement with an affiliate of Wise, each of which was specified in the Agreement.


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


In March 2005, the Company issued 20,027,931 shares of common stock in connection with various settlements of outstanding notes, and accrued interest. The aggregate value of notes and accrued interest was $768,896.

In March 2005, the Company issued 1,796,000 shares of common stock in connection with the settlement and conversion of $62,350 of accrued consulting fees.

In March 2005, the Company issued 1,173,077 shares of common stock in connection with the settlement and conversion of $37,844 of accounts payable and accrued expenses.

In March 2005, the Company issued 3,400,000 shares of common stock in connection with the settlement and conversion of $175,000 of consulting services.

In March 2005, the Company issued 6,093,000 shares of common stock as bonuses to certain employees and consultants in recognition of their performance during 2004.

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


On April 8, 2005, the Company reached agreement with Thomas Cannon, the former vice president of technology of its WebCenter Technologies, Inc. subsidiary, to convert accrued but unpaid wages totaling $258,824 into 5,752,000 shares of common stock. In addition, Mr. Cannon received 1,000,000 warrants to purchase common stock of the company.

From April through May 20, 2005, the Company issued 10% Convertible Notes in the aggregate face amount of $85,000 at conversion prices between $0.044 and $0.058 per share, the market price on the day prior to closing. In addition, the note holders received 355,051 three year warrants at the same price per share as the conversion price of the Convertible Notes.

On May 26, 2005, the Company completed its acquisition of 100% of the outstanding stock of Wise Technologies, Inc. ("Wise"), pursuant to a Stock Purchase Agreement entered into on April 26, 2005 (the "Agreement"). Under the Agreement, the Company issued 40,000,000 shares of common stock to the former shareholders of Wise. The Company also entered into a Registration Rights and Shareholder Agreement, a Note and a Consulting Agreement with an affiliate of Wise, each of which was specified in the Agreement.


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


On March 29, 2005, the Company issued 1,796,000 shares as partial compensation for his time for the period through February 28, 2005, to Steve Harris, a member of our Board of Directors, in connection with a consulting agreement under which Mr. Harris provided strategic and legal services to ICOA. These shares were issued at an average price of $.0347, reflecting the closing market price on the days prior to the signing of the consulting agreement and its amendments. The aggregate value of the service was $62,350.


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


       Date:  May 27, 2005
                                                     ICOA, INC.



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