Form 10QSB
period 2005-06-30
ICOA INC
filed 2005-08-22
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005

                                       OR

       ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                         Commission file number 0-32513
                                                -------


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

        Registrant's Telephone Number, Including Area Code: 401-352-2300
                                                            ------------

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

       Yes      X    No
             -------    ------





The number of shares of common stock outstanding as of August 22, 2005 was 284,696,577

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Balance Sheet at June 30, 2005...............3

         Unaudited Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 and six months ended June 30,
         2005 and 2004.......................................................4

         Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and six months ended June 30, 2004..............5

         Notes to the Unaudited Consolidated Financial Statements............6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................11

Item 3.  Controls and Procedures............................................17


PART II - OTHER INFORMATION

Item 2.  Changes in Securities..............................................18

Item 3.  Default on Senior Securities.......................................19

Item 6.  Exhibits...........................................................19


SIGNATURES

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $         40,293
     Accounts receivable (net of allowance
      of $21,765)                                                       172,045
     Inventory                                                           24,065
     Prepaid expenses                                                    52,802
                                                               -----------------

        TOTAL CURRENT ASSETS                                            289,205

EQUIPMENT, net                                                        1,188,708

OTHER ASSETS:
     Long term receivables                                              124,483
     Other                                                               56,110
     Intangibles, net                                                 2,356,968
     Deferred finance costs                                             397,639
     Deposits                                                            73,267
                                                               -----------------

        TOTAL OTHER ASSETS                                            3,008,466
                                                               -----------------

                                                               $       4,486,380
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $      3,178,763
     Capital lease obligation - current                                 182,837
     Convertible debentures                                           1,041,045
     Notes payable                                                    2,738,490
     Due to equipment vendor                                            375,000
     Preferred stock to be issued                                       300,000
                                                               -----------------

        TOTAL CURRENT LIABILITIES                                     7,816,135
                                                               -----------------


CAPITAL LEASE OBLIGATION - Long Term                                    424,335
                                                               -----------------


STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized
      shares - 750,000,000 shares; 266,696,590 shares
      issued and outstanding                                             26,670
     Additional paid-in capital                                      13,970,901
     Accumulated deficit                                            (17,751,662)
                                                               -----------------

        TOTAL STOCKHOLDERS' DEFICIT                                  (3,754,091)
                                                               -----------------


                                                               $      4,486,380
                                                               =================


                 See notes to consolidated financial statements

                ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)


                                                Three Months Ended June 30,         Six Months Ended June 30,
                                             ----------------------------------  ---------------------------------
                                                   2005               2004             2005              2004
                                             ----------------   ---------------  ---------------   ---------------
REVENUES:
    Transaction service fees                 $       292,848    $       60,462          440,823    $      108,230
    Licensing fees                                         -                 -                -            15,000
    Equipment sales and installation                  61,153           255,800          332,745           313,812
    Managed services                                  84,749            22,127          155,096            41,387
                                             ----------------   ---------------  ---------------   ---------------
       TOTAL REVENUE                                 438,749           338,389          928,664           478,429
                                             ----------------   ---------------  ---------------   ---------------

COST OF SERVICES:
    Telecommunication costs                           94,080            48,711          167,378            90,957
    Equipment and installation                       123,714           159,414          265,883           210,964
    Managed services                                 146,346            17,849          257,188            29,624
    Depreciation and amortization                    150,504            94,957          213,046           175,969
                                             ----------------   ---------------  ---------------   ---------------
       TOTAL COST OF SERVICES                        514,645           320,931          903,496           507,514
                                             ----------------   ---------------  ---------------   ---------------

GROSS MARGIN                                         (75,896)           17,458           25,168           (29,085)

OPERATING EXPENSES:
    Selling, general and administrative            1,088,589           603,776        2,331,994         1,011,247
    Depreciation                                       2,299             2,452            4,501             5,693
                                             ----------------   ---------------  ---------------   ---------------
       TOTAL OPERATING EXPENSES                    1,090,888           606,228        2,336,495         1,016,940
                                             ----------------   ---------------  ---------------   ---------------

OPERATING LOSS                                    (1,166,784)         (588,770)      (2,311,327)       (1,046,025)

INTEREST EXPENSE                                     550,343           122,372        1,301,882           186,055
                                             ----------------   ---------------  ---------------   ---------------
NET LOSS                                     $    (1,717,128)   $     (711,142)  $   (3,613,209)   $   (1,232,080)
                                             ================   ===============  ===============   ===============

BASIC AND DILUTED - LOSS PER SHARE           $         (0.01)   $        (0.01)  $        (0.02)   $        (0.01)
                                             ================   ===============  ===============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic and Diluted                         249,831,646       129,734,684      211,729,349       125,650,064
                                             ================   ===============  ===============   ===============

                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     For the Six Months Ended June 30,
                                                                     --------------------------------
                                                                          2005             2004
                                                                     ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $   (3,613,209)   $  (1,232,080)
                                                                     ---------------   --------------
    Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation                                                        4,501            5,693
          Depreciation of equipment                                         213,046          175,969
          Amortization of intangibles                                        91,902                -
          Amortization of deferred financing cost                           219,598                -
          Stock issued for compensation                                     460,641                -
          Beneficial conversion                                             617,461                -
    Changes in assets and liabilities:
       Accounts receivable                                                   (5,226)         (60,630)
       Inventory                                                             64,190          (21,041)
       Deposits                                                             (56,562)               -
       Prepaid expenses                                                     (52,802)         (72,503)
       Accounts payable and accrued expenses                              1,186,765          224,013
                                                                     ---------------   --------------
    Net cash used in operating activities                                  (869,695)        (980,579)
                                                                     ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                               (228,519)        (337,234)
    Other                                                                   (31,110)         (38,300)
                                                                     ---------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                      (259,629)        (375,534)
                                                                     ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of private placement memorandum                                      -          294,000
    Payments of or proceeds from notes payable - officers                         -           30,300
    Proceeds from convertible debentures                                    699,486          550,000
    Proceeds from notes payable                                             446,506          885,900
                                                                     ---------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,145,992        1,760,200
                                                                     ---------------   --------------

INCREASE (DECREASE) IN CASH                                                  16,668          404,087

CASH - BEGINNING OF PERIOD                                                   23,626            6,845
                                                                     ---------------   --------------

CASH - END OF PERIOD                                                 $       40,294    $     410,932
                                                                     ===============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid for interest                                        $       36,788    $           -
                                                                     ===============   ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of debentures and interest into stock              $      305,000    $           -
                                                                     ---------------   --------------
       Conversion of notes and interest into stock                   $    1,107,837    $      50,000
                                                                     ---------------   --------------
       Common stock issued in connection with settlements            $    1,105,340    $     507,000
                                                                     ---------------   --------------
       Capital leases                                                $      607,172    $           -
                                                                     ---------------   --------------
       Acquisition of equipment for note                             $            -    $      80,000
                                                                     ---------------   --------------
       Unamortized beneficial conversion                             $       50,158    $           -
                                                                     ---------------   --------------

ACQUISITION DETAILS:
       Fair value of assets acquired                                 $    2,100,000    $     200,000
                                                                     ---------------   --------------
       Liabilities assumed                                           $      275,379    $      80,000
                                                                     ---------------   --------------
       Common stock issued for acquisition                           $    2,000,000    $           -
                                                                     ---------------   --------------

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

Note 2--Going Concern

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $ 17,751,662 and $ 14,138,452 at June 30, 2005 and December 31, 2004, respectively. The Company also has a working capital deficiency of $ 7,526,930 and $ 5,843,873 at June 30, 2005 and December 31, 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.


Note 3 --Standby Equity Distribution Agreement and Convertible Debentures

         In March 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). The SDDA may be used in whole or in part at the Company's sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under the SEDA, and subject to certain conditions, the Company will have access to up to $5,000,000 over a two-year period. From time to time at its sole discretion, the Company may present Cornell Capital with a draw down notice, which would require Cornell Capital to purchase shares of the Company's common stock at a 2% discount to the lowest daily volume weighted average price of the Company's common stock traded on each of the five days following the date of the draw down notice. A maximum of $250,000 may be drawn down in any five business-day period. The Company may only request an advance every 7 trading days. Cornell Capital is entitled to retain 5% of each draw as a commitment fee.

         On March 17, 2004, the Company issued a secured convertible debenture in the principal amount of $550,000 to Cornell Capital. This secured convertible debenture was secured by all of our assets owned as of the date of the issuance of the debenture or thereafter acquired or obtained. As of April 5, 2005, the principal balance of the secured convertible debenture was $425,000 and accrued interest equaled $24,805. On April 6, 2005, ICOA and Cornell Capital mutually agreed to terminate the secured convertible debenture and the underlying transaction documents in exchange for ICOA entering into a Secured Promissory Note in the principal amount of $449,805, which represents the unpaid principal balance and accrued interest under the convertible debenture. The Secured Promissory Note is secured by all of the assets of ICOA pursuant to the Security Agreement entered into pursuant to the March 2004 convertible debenture transaction.

Note 4 --Notes Payable

         From April 2005 through June 2005, the Company issued 10% and 12% Convertible Notes in the aggregate principal amount of $176,700 at conversion prices between $0.043 and $0.060 per share, the market price on the day prior to closing. In addition, the note holders received 1,103,595 three-year warrants at the same price per share as the conversion price of the notes.

         In April 2005, the Company issued an aggregate of $400,000 of 12% notes to Cornell Capital.

         In June 2005, the Company issued an aggregate of $50,000 of 10% notes to Thomas Cannon, an accredited investor.

         In June 2005, the Company issued an aggregate of $6,700 of 10% notes to Seaport Capital Partners.

         From January 2005 through March 2005, the Company issued 10% and 12% Convertible Notes in the aggregate principal amount of $212,000 at conversion prices between $0.052 and $0.072 per share, the market price on the day prior to closing. In addition, the note holders received 919,926 three-year warrants at the same price per share as the conversion price of the notes.

         In January 2005, the Company issued an aggregate of $150,000 of 12% notes to Cornell Capital.

         In February 2005, the Company issued 1,644,737 shares of common stock upon conversion of $75,000 of the March 2004 secured convertible debenture to Cornell Capital.

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

         All of the notes to Cornell Capital were to be paid in full by November 8, 2004. The Company has received an extension of the due date from Cornell Capital to July 30, 2005. The Company has requested an additional extension from Cornell Capital Partners. It is anticipated that Cornell Capital Partners will provide the necessary waiver.

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

Note 5 - Private Placement

         On March 29, 2005, the Company issued 6,402,931 shares to various investors in a March 2004 private placement in settlement of their investment and accrued interest totaling $268,400. The shares were issued at an average price of $0.0419 per share.



Note 6 - Capital Lease

         On May 4, 2005, the Company entered into a Master Lease Agreement with Agility Lease Fund I, LLC. Under the terms of the agreement, the Company can lease up to $1.0 million of equipment and project costs related to Wi-Fi network growth and deployments. In connection with the Master Lease Agreement, the Company is required to issue $200,000 of warrants at the market price on the day prior to closing, and an additional 10% warrant based on the market price on the day prior to each lease schedules execution.

         In May and June 2005, the Company utilized $529,234 of the lease line, and recorded $96,408 of prepaid interest. The three lease schedules are due in May and June 2008.

         In connection with the lease agreement and the individual lease draws, the Company issued 4,245,133 three year warrants at prices between $0.056 and $0.06 per share.


Note 7 - Subsequent Events

         On July 8, 2005, the Company completed the acquisition of 100% of the outstanding stock of Linkspot Networks, Inc. ("Linkspot"). Under the Agreement, the Company issued 18,000,000 shares of common stock to the former shareholders of Linkspot. The Company also entered into a Registration Rights and Shareholder Agreement, and an employment agreement with Alan Kobran the CEO of Linkspot.

         On August 2, 2005, the Company acquired the operating assets of Cafe.com in exchange for a cash payment of $30,000.

         On August 18, 2005, the Company signed a Term Sheet for a $200,000, 10%, six month bridge loan from Cornell Capital Partners.


Note 8 - Settlements

         In April 2005, the Company issued 5,752,000 shares of common stock to Thomas Cannon in full settlement accrued salary, goods and services in the aggregate amount of $258,824.

         In May 2005, the Company issued 594,828 shares of common stock to Hawk Associates in settlement of $30,000 of accounts payable, and a conversion premium of $4,500.

         In June 2005, the Company issued 5,000,000 shares of common stock to Erwin Vahlsing, Jr., the Company's CFO, in settlement of accrued salary, notes, interest, and expenses totaling $270,000.

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


Note 9 - Litigation

         On January 25, 2002, a legal proceeding was commenced by the Company, against World Capital, Inc., a leasing company with which the Company had a contract to finance certain equipment purchases.

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

         In November 2004, the Company filed its response to the allegations. The Company believes that plaintiff's allegations are without merit and the Company intends to vigorously defend this lawsuit. The Company has accrued $640,000 with regard to this matter.


Note 10 - Acquisitions

         On May 26, 2005, the Company completed its acquisition of 100% of the outstanding stock of Wise Technologies, Inc. ("Wise"), pursuant to a previously announced Stock Purchase Agreement entered into on April 26, 2005 (the "Agreement"). Under the Agreement, the Company issued 40,000,000 shares of common stock to the former shareholders of Wise. The Company also entered into a Registration Rights and Shareholder Agreement, a Note and a Consulting Agreement with an affiliate of Wise, each of which was specified in the Agreement.

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

         The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:


                                                                                                           Wise
             Assets                                           iDockUSA              AuthDirect         Technologies
                                                              --------              ----------         ------------
                    Current assets                            $      0              $   7,070          $     16,839
                    Property and equipment                     200,000                200,000               314,241
                    Customer lists and contracts                     0                 88,130             2,210,869

             Liabilities
                    Current liabilities                              0                 80,000               347,721
                                                              --------              ----------
                    Long term liabilities                                                                    94,228
                                                                                                       ------------

             Net purchase price                               $200,000              $ 215,200          $  2,100,000
                                                              =========             ==========         ============

         The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of iDockUSA, AuthDirect, and Wise had occurred as of the following period:


            --------------------------------- ------------------------- -----------------------
                                                 For the six months        For the six months
                                                ended June 30, 2004       ended June 30, 2005
            --------------------------------- ------------------------- -----------------------
            Net revenues                      $            659,895      $            1,045,541
            --------------------------------- ------------------------- -----------------------
            Net    profit     (loss)    from
            continuing operations             $         (1,484,910)     $           (3,719,818)
            --------------------------------- ------------------------- -----------------------
            Net  profit   (loss)  per  share
            from continuing operations        $              (0.01)     $                (0.01)
            --------------------------------- ------------------------- -----------------------


Note 10 - Warrants

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

         In connection with various convertible debentures issued in the period from January 2005 to June 2005, the Company issued 7,668,654 three year warrants at prices from $0.043 to $0.072 per share.

         In connection with the lease agreement with Agility Lease Fund I, LLC., and the subsequent draws under the lease, the Company issued 4,245,133 three year warrants at prices between $0.056 and $0.06 per share.


Note 11 - Other Matters

         During the course of the review by the Securities and Exchange Commission of the Company's SB-2 Registration Statement filed in April 2005, it was determined that the Company had issued approximately 2,277,500 of unregistered shares of common stock without appropriate restrictive legends. The Company has recorded an estimate for potential claims due to such sale of unregistered securities in the amount of $100,000, based on the market price of the shares at the time of issuance.

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

         ICOA sells, installs, supports and provides internet access services, primarily through Wi-Fi "hot spots" (public wireless local area networks). As of June 30, 2005, ICOA owned or operated over 1,200 broadband access installations in high-traffic locations servicing millions of annual patrons in 45 states. We generate revenue from:

          o the design, sale and installation of Wi-Fi systems to airports, hotels, universities, travel plazas, convention centers, quick-service restaurants, marinas, MDUs and other high-traffic locations, usually coupled with operating and maintenance contracts;

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

Our Airport Network Solutions subsidiary has installed and operates Wi-Fi networks in thirteen airports within the United States. Our iDockUSA division provides similar services in over 45 marinas, primarily in California.

We operate Wi-Fi "hot zones" in Lexington, KY, and the harbor district of Newport, RI.

Our QGo division provides managed amenity Wi-Fi services, under contract in over 650 Panera Bread bakery locations and a wide variety of other locations throughout the United States.

Our AuthDirect subsidiary provides back office, network operating center and customer care center services for our operating divisions and subsidiaries as well as for a wide variety of unaffiliated wireless service providers across the country.

Our Wise Technologies subsidiary provides Wi-Fi services to twelve airports, and various hospitality, higher education, multiple dwelling units (MDUs), highway plazas and cafes.

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


Results of operations

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004, and six months ended June 30, 2005 as compared to the six months ended June 30, 2004


Revenue
Our revenue is derived from the ownership and operation of neutral-host broadband wireless Wi-Fi Hot Spots and High Speed Internet terminals in high traffic public locations, and Wi-Fi equipment sales, installation fees, and network management and maintenance services.

For period ended June 30, 2005, quarterly revenue increased $100,360 or 30% to $438,749 as compared to $338,389 for the quarter ended June 30, 2004.

The Company realized an increase in revenue of $450,235 or 94% generating $928,664 in revenue for the six months ended June 30, 2005 as compared to $478,429 for the six months ended June 30, 2004.

The revenue growth for the three months and six months ended June 30, 2005 is primarily due to the increasing Transaction Service Fees period over period as well as year over year offset by a reduction in new Equipment Sales during the three months ended June 30, 2005 versus the prior three month period.

Revenue was generated from the following services:


                                        For the three months ended     For the six months ended
                                         June 30,       June 30,        June 30,       June 30,
                                           2005           2004            2005          2004
                                      --------------- -------------- ------------- ---------------
Transaction Service Fees              $      292,847  $      60,462  $    440,823  $      108,230
Licensing Fees                                     -              -             -          15,000
Wi-Fi Equipment Sales and Service
                                              61,153        225,800       332,745         313,812
Managed Services                              84,749         22,127       155,096          41,387

                                      --------------- -------------- ------------- ---------------
                               Total  $      438,749  $     338,389  $    928,664  $      478,429
                                      =============== ============== ============= ===============


Cost of Services consists primarily of:

                                       For the three months ended      For the six months ended
                                         June 30,        June 30,       June 30,       June 30,
                                            2005            2004           2005           2004
                                      -------------- --------------- ------------- ---------------
Telecom/Co-Location/Hosting Costs     $      94,080  $       48,711  $    167,378  $       90,957
Wi-Fi Equipment and Installation            123,714         159,414       265,883         210,964
Managed Services                            146,346          17,849       257,188          29,624
Depreciation Expense                        150,504          94,957       213,046         174,969
                                      ============== =============== ============= ===============
                               Total  $     514,645  $      320,931  $    903,495  $      507,514
                                      ============== =============== ============= ===============


For the quarter ended June 30, 2005, the Company recorded a negative gross margin of ($75,896), as compared to $17,458 for the quarter ended June 30, 2004 a decrease of $93,354 or 535%. This was primarily due to an increase in depreciation of $55,547.

For the six months ended June 30, 2005 the Company recorded a gross margin of $25,168 as compared to a loss of ($29,085) for June 30, 2004 an increase of $54,253 or 186.5%. The improvement was primarily due to the increase in revenue for the period.

Cost of Services increased 60% or $193,714 for the three months ended June 30, 2005 versus the three months ended June 30, 2004 and increased 78.6% or 392,982 for the six months ended June 20, 2005 versus the six months ended June 30, 2004. The increases were primarily due to increased costs of providing help desk services as business has increased, and significant increases in depreciation expense. Depreciation Expense increased 58% or $55,547 for the three months ended June 30, 2005 versus the three months ended June 30, 2004 and increased 22% or $38,077 for the six months ended June 20, 2005 versus the six months ended June 30, 2004. The increase was primarily due to the acquisition of Wise Technologies and depreciation associated with the capital leases.


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

For the quarter ended June 30, 2005 these costs increased $484,813 or 80% from $603,776 for the quarter ended June 30, 2004 to $1,088,589 for the quarter ended June 30, 2005.

For the six months ended June 30, 2005, these expenses increased $1,320,747 or 131% to $2,331,994 from $1,011,247 for the six months ended June 30, 2004.


The quarter and six months increases outlined below are mainly due to the Company's addition of new personnel, continuing use of consultants related to development of the business model and entry into new market verticals, additional legal expense connected with financing, registration filings, acquisitions and pursuing the World Capital lawsuit, accounting expense related to acquisitions and reviews of SEC filings, finance fees associated with the Convertible Debentures and the Standby Equity Distribution Agreement, employee stock bonuses, and additional travel and entertainment expense connected with sales efforts to secure new installation opportunities. Management expects general and administrative expenses in future periods to run at similarly increased levels over the current year in support of the growth of the business.

     Quarter and Six Months increases in selling, general and administrative


                                                For the three months ended     For the six months ended
                                              June 30, 2005 as compared      June 30, 2005 as compared
                                                   to June 30, 2004              to June 30, 2004
                                             ------------------------------ ------------------------------
            Payroll                                              $ 195,347                      $ 838,784
            Consulting                                             110,724                       (39,081)
            Legal                                                   53,378                         56,382
            Accounting                                               5,335                         (8,265)
            Finance Fees                                            31,278                              -
            IR / PR / Marketing                                     21,380                              -
            Travel & Entertainment                                  52,937                        245,922
            Other                                                   14,434                        227,005
                                             ------------------------------ ------------------------------
                   Increase Quarter and YTD                      $ 484,813                    $ 1,320,747
                                             ============================== ==============================


Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes and warrants.

Interest expense increased by $427,971 or 350% from $122,372 for the three months ended June 30, 2005 versus the three months ended June 30, 2004 and $1,115,827 for the six months ended June 30, 2005 as compared to the six months ended June 20, 2004. .

The increase is primarily attributable to additional beneficial conversion feature recorded on convertible debentures issued in the first and second quarter, restructuring and settlement of various loans, and the issuance of various warrants.


Net Loss

For the three months ended June 30, 2005, the Company had a loss of $1,717,128 as compared to a loss of $711,142 for the three months ended June 30, 2004 an increase of $1,005,986 or 141%. For the six months ended June 30, 2005, the Company had a loss of $3,613,210 as compared to a loss of $1,232,080 for the six months ended June 30, 2004 an increase of $2,381,130 or 193%.

The significant difference quarter over quarter and year over year is mainly due to the higher selling, general and administrative costs incurred in the first six months coupled with the large increase in interest expense.


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


Liquidity and Capital Resources

Cash and cash equivalents were $40,293 at June 30, 2005. Net cash used in operating activities of $869,696 was derived from the net loss from operations offset by depreciation of equipment, an increase in accounts receivable, a decrease in inventory, an increase in prepaid expenses, and an increase in accounts payable and accrued expenses.

At June 30, 2005, the Company had a working capital deficit of $7,526,930. The Company made capital expenditures of $228,519 during the six months ended June 30, 2005.

From April 2005 through June 2005, the Company issued 10% and 12% Convertible Notes in the aggregate principal amount of $176,700 at conversion prices between $0.043 and $0.060 per share, the market price on the day prior to closing. In addition, the note holders received 1,103,595 three-year warrants at the same price per share as the conversion price of the notes.

In April 2005, the Company issued an aggregate of $400,000 of 12% notes to Cornell Capital.

In June 2005, the Company issued an aggregate of $50,000 of 10% notes to Thomas Cannon, an accredited investor.

In June 2005, the Company issued an aggregate of $6,700 of 10% notes to Seaport Capital Partners.

On May 4, 2005, the Company entered into a Master Lease Agreement with Agility Lease Fund I, LLC. Under the terms of the agreement, the Company can lease up to $1.0 million of equipment and project costs related to Wi-Fi network growth and deployments. In connection with the Master Lease Agreement, the Company is required to issue $200,000 of warrants at the market price on the day prior to closing, and an additional 10% warrant based on the market price on the day prior to each lease schedules execution.

In May and June 2005, the Company utilized $529,234 of the lease line, and recorded $96,408 of prepaid interest. The three lease schedules are due in May and June 2008.

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

Other Matters

During the course of the review by the Securities and Exchange Commission of the Company's Registration Statement on Form SB-2 filed with the Commission in April 2005, it was determined that the Company had issued approximately 2,277,500 of unregistered shares of common stock without appropriate restrictive legends. The Company has recorded an estimate for potential claims due to such sale of unregistered securities in the amount of $100,000, based on the market price of the shares at the time of issuance.



Subsequent Events

On July 8, 2005, the Company completed the acquisition of 100% of the outstanding stock of Linkspot Networks, Inc. ("Linkspot"). Under the Agreement, the Company issued 18,000,000 shares of common stock to the former shareholders of Linkspot. The Company also entered into a Registration Rights and Shareholder Agreement, and an employment agreement with Alan Kobran the CEO Linkspot.

On August 2, 2005, the Company acquired the operating assets of Cafe.com in exchange for a cash payment of $30,000.

On August 18, 2005, the Company signed a Term Sheet for a $200,000, 10%, six month bridge loan from Cornell Capital Partners.

Item 3. - Controls and Procedures

(A)  Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

(B)  Changes in Internal Controls over Financial Reporting
In connection with the evaluation of the Company's internal controls during the quarter ended June 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

During the six months ended June 30, 2005, the Company issued the following unregistered securities:

In April 2005, the Company issued 5,752,000 shares of common stock to Thomas Cannon in full settlement accrued salary, goods and services in the aggregate amount of $258,824.

In April 2005, the Company issued 681,818 shares of common stock to William Lord in connection with the conversion of $30,000 of convertible debentures issued in March 2005.

In May 2005, the Company issued 40,000,000 shares of common stock to the former shareholders of Wise Technologies, Inc. in connection with the completion of the acquisition of 100% of the outstanding shares of Wise.

In May 2005, the Company issued 594,828 shares of common stock to Hawk Associates in settlement of $30,000 of accounts payable, and a conversion premium of $4,500.

In June 2005, the Company issued 5,000,000 shares of common stock to Erwin Vahlsing, Jr., the Company's CFO, in settlement of accrued salary, notes, interest, and expenses totaling $270,000. In February 2005, the Company issued 5,332,736 shares of common stock to Tusk Investments, a party to the settlement agreement of July 2003 with Laurus Master Fund, et al, in full settlement of $161,691 of cash and accrued interest, common stock of $25,000 and $37,500 of preferred stock due from the previously negotiated settlement. The average issuance price of $0.042 per share was based on a combination of the market price on date of issuance and conversion of the preferred note at $0.03 per share, as required under the terms of the settlement.

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

During June 2004, the Company raised an aggregate of $726,880 (net of expenses) from Cornell Capital under a Promissory Note. The Note carries interest at the rate of 5% per annum beginning 90 days from its date, and was to be paid in full by November 8, 2004. The Company has received an extension of the due date from Cornell Capital to July 30, 2005. The Company has requested an additional extension from Cornell Capital Partners. It is anticipated that Cornell Capital Partners will provide the necessary waiver.


Item 6.  Exhibits

         a) Exhibits

Exhibit No.           Description                                              Location
-----------           -------------------------------------------------------  ------------------------------------------------
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

10.20                 Settlement Agreement with Thomas Cannon                  Incorporated by reference to Exhibit 99.1 to
                                                                               ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on July
                                                                               8, 2005

10.21                 Settlement Agreement with Erwin Vahlsing, Jr.            Incorporated by reference to Exhibit 99.6 to
                                                                               ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on July
                                                                               8, 2005

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

       Date:  August 22, 2005
                                                     ICOA, INC.


                                                     /s/ Richard Schiffmann
                                                     --------------------------
                                                     Richard Schiffmann
                                                     Chief Executive Officer



                                                     /s/ Erwin Vahlsing, Jr.
                                                     ---------------------------
                                                     Erwin Vahlsing, Jr.
                                                     Chief Financial Officer