Form 10QSB
period 2005-09-30
ICOA INC
filed 2005-11-14
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                  111 Airport Road, Warwick, Rhode Island 02889
             ------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

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



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No __


The number of shares of common stock outstanding as of November 11, 2005 was 353,879,220

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Balance Sheet at September 30, 2005

         Unaudited Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004

         Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and nine months ended
         September 30, 2004

         Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures


PART II - OTHER INFORMATION

Item 2.  Changes in Securities

Item 3.  Default on Senior Securities

Item 6.  Exhibits


SIGNATURES

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $         41,973
     Accounts receivable (net of allowance of $21,765)                  275,977
     Inventory                                                          112,925
     Prepaid expenses                                                    36,997
                                                               -----------------

        TOTAL CURRENT ASSETS                                            467,872

EQUIPMENT, net                                                        1,762,826

OTHER ASSETS:
     Long term receivables                                               85,001
     Other                                                               56,110
     Intangibles, net                                                 3,246,381
     Deferred finance costs                                             340,833
     Deposits                                                            90,024
                                                               -----------------

        TOTAL OTHER ASSETS                                            3,818,348
                                                               -----------------

                                                               $      6,049,047
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Cash overdraft                                            $         69,896
     Accounts payable and accrued expenses                            3,834,339
     Capital lease obligation - current                                 257,564
     Convertible debentures due in one year                             429,597
     Notes payable                                                    2,667,336
     Common stock to be issued                                           39,600
     Preferred stock to be issued                                       300,000
                                                               -----------------

        TOTAL CURRENT LIABILITIES                                     7,598,332
                                                               -----------------

CAPITAL LEASE OBLIGATION - Long Term                                    552,148
                                                               -----------------

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized
     shares - 750,000,000 shares; 353,879,220 shares
     issued and outstanding                                              35,389
     Additional paid-in capital                                      18,799,396
     Accumulated deficit                                            (20,936,218)
                                                               -----------------

        TOTAL STOCKHOLDERS' DEFICIT                                  (2,101,433)
                                                               -----------------

                                                               $      6,049,047
                                                               =================

                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                            ----------------------------------  ---------------------------------
                                                  2005               2004             2005              2004
                                            ----------------   ---------------  ---------------   ---------------
REVENUES:
    Transaction service fees                $       539,210    $      113,160          980,033    $      221,392
    Licensing fees                                        -                 -                -            15,000
    Equipment sales and installation                109,745           143,435          442,490           457,246
    Managed services                                127,257            43,589          282,353            84,976
                                            ----------------   ---------------  ---------------   ---------------

       TOTAL REVENUE                                776,212           300,184   $    1,704,876           778,614
                                            ----------------   ---------------  ---------------   ---------------

COST OF SERVICES:
    Telecommunication costs                         214,058            72,850          381,436           163,806
    Equipment and installation                       52,911           132,915          318,794           343,879
    Managed services                                211,340            22,934          468,528            52,559
    Depreciation and amortization                   191,141            95,808          404,187           271,777
                                            ----------------   ---------------  ---------------   ---------------
       TOTAL COST OF SERVICES                       669,450           324,507        1,572,945           832,021
                                            ----------------   ---------------  ---------------   ---------------

GROSS MARGIN (LOSS)                                 106,762           (24,323)         131,931           (53,407)

OPERATING EXPENSES:
    Selling, general and administrative             997,113           762,121        3,329,107         1,773,368
    Depreciation                                      3,476             2,030            7,977             7,723
                                            ----------------   ---------------  ---------------   ---------------
       TOTAL OPERATING EXPENSES                   1,000,589           764,151        3,337,084         1,781,091
                                            ----------------   ---------------  ---------------   ---------------


OPERATING LOSS                                     (893,827)         (788,474)      (3,205,153)       (1,834,498)

INTEREST EXPENSE                                 (2,322,020)         (120,417)      (3,623,902)         (360,872)
OTHER                                                     -            (2,528)               -            (2,529)
                                            ----------------   ---------------  ---------------   ---------------

NET LOSS                                    $    (3,215,847)   $     (911,419)  $   (6,829,055)   $   (2,197,899)
                                            ================   ===============  ===============   ===============

BASIC AND DILUTED - LOSS PER SHARE          $         (0.01)   $        (0.01)  $        (0.03)   $        (0.02)
                                            ================   ===============  ===============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic and Diluted                        311,906,878       146,422,111      245,121,859       132,574,080
                                            ================   ===============  ===============   ===============


                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended September 30,
                                                               ---------------------------------
                                                                      2005             2004
                                                               ----------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $     (6,829,055) $   (1,232,080)
                                                               ----------------- ---------------
    Adjustments to reconcile net loss to net cash used
    in operating activities:
         Depreciation                                                     7,977           5,693
         Depreciation of equipment                                      404,187         175,969
         Amortization of intangibles                                     94,811               -
         Amortization of deferred financing cost                        276,404               -
         Stock issued for compensation                                  424,096               -
         Stock to be issued for services                                 39,600               -
         Beneficial conversion                                        2,969,412               -
    Changes in assets and liabilities:
       Accounts receivable                                              (69,676)        (60,630)
       Inventory                                                        (24,670)        (21,041)
       Deposits                                                         (73,319)              -
       Prepaid expenses                                                 (36,997)        (72,503)
       Accounts payable and accrued expenses                          1,587,210         224,013
                                                               ----------------- ---------------
    Net cash used in operating activities                            (1,230,020)       (980,579)
                                                               ----------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                         (1,604,426)       (337,234)
    Cash acquired in acquisition                                              -               -
    Other                                                               (31,110)        (38,300)
                                                               ----------------- ---------------
NET CASH USED IN INVESTING ACTIVITIES                                (1,635,536)       (375,534)
                                                               ----------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of private placement memorandum                                  -         294,000
    Payments of or proceeds from notes payable - officers                     -          30,300
    Proceeds from convertible debentures                                673,009         550,000
    Proceeds from capital leases                                        809,712               -
    Proceeds from notes payable                                       1,401,132         885,900
    Settlement of loans payable                                               -               -
                                                               ----------------- ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,883,853       1,760,200
                                                               ----------------- ---------------

INCREASE (DECREASE) IN CASH                                              18,297         404,087

CASH - BEGINNING OF PERIOD                                               23,676           6,845
                                                               ----------------- ---------------

CASH - END OF PERIOD                                           $         41,973  $      410,932
                                                               ================= ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid for interest                                            84,233               -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of debentures and interest into stock        $        693,179  $            -
                                                               ----------------- ---------------
       Conversion of notes and interest into stock             $      2,180,990  $       50,000
                                                               ----------------- ---------------
       Common stock issued in connection with settlements      $      1,036,658  $      507,000
                                                               ----------------- ---------------
       Capital leases                                          $        734,377  $            -
                                                               ----------------- ---------------
       Acquisition of equipment for note                       $              -  $       80,000
                                                               ----------------- ---------------
ACQUISITION DETAILS:
       Fair value of assets acquired                           $      3,919,196  $      200,000
                                                               ----------------- ---------------
       Liabilities assumed                                     $        559,401  $       80,000
                                                               ----------------- ---------------
       Common stock issued for acquisition                     $      3,103,191  $            -
                                                               ----------------- ---------------

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

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $20,936,218 and $ 14,138,471 at September 30, 2005 and December 31, 2004, respectively. The Company also has a working capital deficiency of $ 7,130,460 and $ 5,843,873 at September 30, 2005 and December 31, 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.


Note 3 --Standby Equity Distribution Agreement and Convertible Debentures

         In March 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") in the amount of $5,000,000 with Cornell Capital Partners, LP ("Cornell Capital"). The SEDA may be used in whole or in part at the Company's sole discretion, upon the effective date of a registration statement filed with the Securities and Exchange Commission. Under the SEDA, and subject to certain conditions, the Company will have access to up to $5,000,000 over a two-year period. From time to time at its sole discretion, the Company may present Cornell Capital with a draw down notice, which would require Cornell Capital to purchase shares of the Company's common stock at a 2% discount to the lowest daily volume weighted average price of the Company's common stock traded on each of the five days following the date of the draw down notice. A maximum of $250,000 may be drawn down in any five business-day period. The Company may only request an advance every 7 trading days. Cornell Capital is entitled to retain 5% of each draw as a commitment fee.

         On March 17, 2004, the Company issued a secured convertible debenture in the principal amount of $550,000 to Cornell Capital. This secured convertible debenture was secured by all of the assets of ICOA owned as of the date of the issuance of the debenture or thereafter acquired or obtained. As of April 5, 2005, the principal balance of the secured convertible debenture was $425,000 and accrued interest equaled $24,805. On April 6, 2005, ICOA and Cornell Capital mutually agreed to terminate the secured convertible debenture and the underlying transaction documents in exchange for ICOA entering into a Secured Promissory Note in the principal amount of $449,805, which represents the unpaid principal balance and accrued interest under the convertible debenture. The Secured Promissory Note is secured by all of the assets of ICOA pursuant to the Security Agreement entered into pursuant to the March 2004 convertible debenture transaction.

         On November 2, 2005, the Company and Cornell Capital mutually agreed to terminate the SEDA. Simultaneously, all outstanding notes with Cornell Capital were converted to a convertible debenture. See Note 7 - Subsequent Events.

Note 4 --Notes Payable

         From July 2005 through September 2005, the Company issued 10% and 12% Convertible Notes in the aggregate principal amount of $ 73,910 at conversion prices between $0.0485 and $0.050 per share, the market price on the day prior to closing. In addition, the note holders received 402,500 three-year warrants at the same price per share as the conversion price of the notes.

         In September 2005, the Company issued an aggregate of $57,500 of 12% notes to Cornell Capital.

         In September 2005, the Company issued an aggregate of $10,000 of 10% notes to Seaport Capital Partners.

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

         In September 2003, the Company reached agreement with SchlumbergerSema settling its outstanding equipment loan. This settlement reduced the outstanding balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The agreement requires no additional interest, and represents a savings of $917,548 in principal and accrued interest. In November 2003, the Company made a payment of $100,000 against the $475,000 owed to SchlumbergerSema; however, since November, 2003, the Company has made no further payments to SchlumbergerSema and was in default.

         In September 2005, the Company settled the SchlumbergerSema note through Seacoast Funding, Inc. This settlement is more fully described in Note 8 - Settlements.


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

         In July and August 2005, the Company utilized $205,143 of the lease line, and recorded $52,621 of prepaid interest. The two lease schedules are due in July and August 2008.

         In connection with the lease agreement and the individual lease draws, the Company issued 4,245,133 three year warrants at prices between $0.056 and $0.06 per share. In connection with the July and August lease draws, the Company issued 204,955 three year warrants at a price of $0.051 per share, and 170,535 three year warrants at a price of $0.059 per share.


Note 7 - Subsequent Events

         On October 17, 2005, Richard Schiffmann, President and CEO of ICOA, loaned the Company $30,000 on a short term basis. The loan was subsequently repaid in two payments in late October and early November 2005.

         On October 26, 2005, the Company entered into an employment agreement with Stephen N. Cummings whereby Mr. Cummings joined the Company as Vice President and Chief Financial Officer.

         On November 2, 2005, the Company entered into a Securities Purchase Agreement and Convertible Debenture with Cornell Capital Partners, LP ("Purchaser"). The Purchaser surrendered Promissory Notes and accrued interest previously issued by the Company to the Purchaser in the amount of $1,787,327.24, for the issuance of a Convertible Debenture in the aggregate principal amount of $2,187,327.24, of which $1,787,327.24 was acquired for consideration solely consisting of surrendering the Promissory Notes and accrued interest and $400,000 was purchased for a total of $2,187,327.24. The Debenture carries interest of 10% per annum, and is due on or before October 27, 2007. The Debenture is convertible into common stock of the Company at the lower of $0.044 or 90% of the volume weighted average price for the ten (10) days immediately preceding the conversion. The offering was made pursuant to
         Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933.

         In connection with the Securities Purchase Agreement and Convertible Debenture, the Company entered into an Investor Registration Rights Agreement with Purchasers whereby the Company will register with the Commission at least 300,000,000 shares of Common Stock issuable to Purchasers upon conversion of the Convertible Debentures.

         The Convertible Debenture is secured by a Security Agreement and five uniform Subsidiary Security Agreements, each entered into among the Company and Purchasers on November 2, 2005. In addition, the Company entered into a Pledge and Escrow Agreement with the Purchaser and the Escrow Agent, whereby the Convertible Debenture is secured by a further 180,000,000 shares of common stock held by the Escrow Agent. The Security Agreement and Convertible Debenture is also subject to a Lockup Agreement, which restricts certain management and beneficial owners from converting or transferring their interests in Company securities while amounts owed to the Purchaser under the Security Purchase Agreement and Convertible Debenture remain outstanding.

         In connection with the offering, the Company issued an aggregate 3,000,000 warrants to purchase common stock at a rate of $0.04 per share, subject to anti-dilution adjustments.

         The net proceeds of the financing are to be utilized for general working capital.

         Also on November 2, 2005, the Company entered into a Termination Agreement with the Purchaser whereby the Company and the Purchaser agreed to terminate a previously entered into Standby Equity Distribution Agreement, a Registration Rights Agreement, and an Escrow Agreement, all of which were dated March 19, 2004.

         On November 7, 2005, the Company filed a request for withdrawal of the pending Registration Statement on Form SB-2.


Note 8 - Settlements

          On September 8, 2005, ICOA, Inc. (the "Company") entered into a Subscription and Release Agreement and a Registration Rights Agreement (the "Seaport Agreements") with Seaport Capital Partners, LLC ("Seaport").

         Over the period from March 2003 to December 2004, Seaport had loaned the Company funds and for which the Company has accrued interest and for which the total outstanding principal and accrued interest was $880,423.95.

         Under the Seaport Agreements, the Company has cancelled that debt and has issued to Seaport 54,819,845 shares of the Company's common stock at a price of $0.0161 per share. In addition, the Company issued three year warrants to purchase 2,072,222 of common stock at a price of $0.025 per share. The Company entered into a Registration Rights Agreement with Seaport whereby the Company agreed to register those shares issued in the transaction under certain circumstances including piggyback registration rights. Pursuant to the Registration Rights agreement, Seaport may not sell more than 15,000,000 of such shares prior to the first anniversary of the transaction.

         The Seaport settlement resulted in the Company recording an interest expense adjustment of $1,913,213.

         On September 8, 2005, ICOA, Inc. (the "Company") entered into a Subscription and Release Agreement and a Registration Rights Agreement (the "Seacoast Agreements") with Seacoast Funding, Inc. ("Seacoast").

         On October 6, 2003, the Company had entered into an agreement with Schlumberger Omnes, Inc. (SOI) to settle certain matters, under which the Company was to pay SOI $475,000. As of September 1, 2005, the balance owed to SOI under that agreement was $375,000. Seacoast acquired from SOI the rights to that balance due.

         Under the Seacoast Agreements, the Company acquired from Seacoast the rights to that balance due and has retired the obligation from its books. In return, the Company issued to Seacoast 7,211,538 shares of the Company's common stock at a price of $0.052 per share. The Company entered into a Registration Rights Agreement with Seacoast whereby the Company agreed to register those shares issued in the transaction under certain circumstances including piggyback registration rights. Pursuant to the Registration Rights agreement, Seacoast may not sell more than 2,200,000 of such shares prior to the first anniversary of the transaction.

          In August 2005, the Company issued 700,414 shares of common stock in connection with the settlement of various accounts payable and accrued expenses in the amount of $39,983.

         In connection with the acquisition of Linkspot Networks, Inc., the Company entered into a Mutual Release Agreement with Transaction Network Services, Inc., ("TNS") a supplier and stockholder of Linkspot, under which TNS assigned certain operating assets to Linkspot and Linkspot and TNS's remaining obligations to each other were terminated. Under the Mutual Release Agreement, ICOA has issued 500,000 shares of its common stock to TNS and has issued to TNS a warrant to purchase 1,869,159 shares of its common stock at $.0535 per share, the closing price of the common stock on the date preceding the transaction. Linkspot has also paid TNS $100,000 and has agreed to pay an additional $50,000 no later than December 31, 2005. To the extent the additional $50,000 payment is not made, ICOA will be required to issue to TNS additional shares of ICOA common stock in accordance with the terms of the Mutual Release.

         In July 2005, the Company issued 1,000,000 shares of common stock to the former shareholders of iDockUSA in settlement of outstanding notes and accrued interest totaling $50,000.

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

         In April 2005, the Company was advised that its case against World Capital, Inc. had been decided in the Company's favor and judgment was entered against World Capital and its principals in the amount of $218,000. The defendants have appealed the ruling, and in light of this, and the uncertainties that exist regarding collectibility, the Company has made no adjustment to its books to reflect these events

         On October 8, 2004, SSJ Enterprises, LLC and Street Search, LLC filed suit in the United States District Court, District of Rhode Island against ICOA, Inc., George Strouthopoulos and Erwin Vahlsing, Jr. alleging breach of contract, breach of oral contract and fraud regarding a Services Agreement, dated October 20, 2003 for consulting services under the agreement. The plaintiffs seek specific performance and damages of $20 million, plus interest, costs and reasonable attorney's fees.

         In November 2004, the Company filed its response to the allegations. The Company believes that plaintiff's allegations are without merit and the Company intends to vigorously defend this lawsuit. The Company has accrued $640,000 with regard to this matter.


Note 10 - Acquisitions

         On July 8, 2005, the Company completed its acquisition of 100% of the outstanding stock of LinkSpot Networks, Inc. ("LinkSpot"), pursuant to which LinkSpot became a wholly owned subsidiary of ICOA. Under the Agreement, the Company issued 19,999,997 shares of common stock to the former shareholders of LinkSpot. The Company also entered into a Registration Rights and Shareholder Agreement with the former shareholders and an Employment Agreement with Alan Kobran the former president of LinkSpot. Simultaneously, the Company entered into a settlement with TNS a supplier and shareholder of LinkSpot which is more fully described in Note 7 - Settlements.

         In July 2005, the Company acquired the operating assets for $30,000 cash and $140,085 of common stock, (2,547,000 shares at $0.055 per share) of the Cafe.com operation of Dock Holdings, Ltd. Cafe.com operates and manages Wi-Fi solutions predominantly in the cafe shop market.

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

         In August 2004, the Company acquired all of the issued and outstanding shares of capital stock of AuthDirect, Inc., a California corporation pursuant to (i) the issuance of 1,500,000 shares of common stock of the Company, (ii) $170,000 in cash, and (iii) warrants to purchase 1,500,000 shares of common stock. AuthDirect provides back-office settlement services and network monitoring for Wi-Fi providers. The Company has issued the 1,500,000 shares of common stock and the warrants to purchase 1,500,000 shares of common stock, and paid $80,000 in cash, required in this transaction. The warrants have a term of three years from the date of issuance. Pursuant to the terms of the warrants, the warrant holder may purchase that certain number of designated shares of common stock at a purchase price of $0.05 per share. In the event the Company at any time issues shares of common stock, prior to the complete exercise of the warrants, for consideration less than the exercise price set forth in the warrants, the Company shall reduce the exercise price of the warrants pursuant to the formula described in the warrants. The warrants are only transferable by the holder with the prior written consent of the Company. On December 22, 2004, the Company and one of the holders of warrants to purchase 645,000 shares of common stock, agreed that in the event the Company does not have sufficient shares of common stock to issue all of the shares issuable under his warrants at such time as this holder elects to exercise his warrants, then the Company will make a cash payment to the holder in an amount equal to the number of shares that cannot be issued multiplied by $0.031. Such total amount to be paid to the holder cannot exceed $20,000 in the aggregate. The Company has reserved a sufficient amount of shares of common stock to issue to the holders of the remaining warrants upon their exercise. In addition, the Company and the selling stockholders of AuthDirect have agreed to defer the payment of the balance of $90,000 owed until no later than April 30, 2005.

         The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

          -------------------------------- ------------- --------------- ---------------- --------------- -----------------
                                                                              Wise          LinkSpot
          Assets                             iDockUSA      AuthDirect     Technologies     Technologies       Cafe.com
          -------------------------------- ------------- --------------- ---------------- --------------- -----------------
            Current assets                 $          0  $        7,070  $        16,839  $       67,489  $              0
          -------------------------------- ------------- --------------- ---------------- --------------- -----------------
            Property and equipment              200,000         200,000          314,241         176,713           170,045
          -------------------------------- ------------- --------------- ---------------- --------------- -----------------
            Customer lists and contracts              0          88,130        2,210,869         963,000                 0
          -------------------------------- ------------- --------------- ---------------- --------------- -----------------

          -------------------------------- ------------- --------------- ---------------- --------------- -----------------
          Liabilities
          -------------------------------- ------------- --------------- ---------------- --------------- -----------------
             Current liabilities                      0          80,000          347,721         244,203                 0
          -------------------------------- ------------- --------------- ---------------- --------------- -----------------
             Long term liabilities                                                94,228               0                 0
                                                                         ================ ===============
          -------------------------------- ------------- --------------- ---------------- --------------- -----------------

          -------------------------------- ------------- --------------- ---------------- --------------- -----------------
          Net purchase price               $    200,000  $      215,200  $     2,100,000  $      962,999  $        170,045
                                           ============= =============== ================ =============== =================
          -------------------------------- ------------- --------------- ---------------- --------------- -----------------

         The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of iDockUSA, AuthDirect, Wise, LinkSpot, and Cafe.com had occurred as of the following period:

                  -------------------------------- ------------------------- -------------------------
                                                     For the nine months       For the nine months
                                                   ended September 30, 2004  ended September 30, 2005
                  -------------------------------- ------------------------- -------------------------
                  Net revenues                     $              1,499,342  $              2,136,062
                  -------------------------------- ------------------------- -------------------------
                  Net    profit    (loss)    from
                  continuing operations            $             (3,685,256) $             (5,339,331)
                  -------------------------------- ------------------------- -------------------------
                  Net  profit  (loss)  per  share
                  from continuing operations       $                (0.03)   $                  (0.02)
                  -------------------------------- ------------------------- -------------------------


Note 11 - Warrants

         In connection with the settlement agreement executed TNS in conjunction with the LinkSpot acquisition, the Company issued three year warrants at a price of $0.0535 per share.

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

         In connection with various convertible debentures issued in the period from January 2005 to September 2005, the Company issued 3,826,021 three year warrants at prices from $0.043 to $0.072 per share.

         In connection with the lease agreement with Agility Lease Fund I, LLC. and the subsequent draws under the lease, the Company issued 4,620,623 three year warrants at prices between $0.051 and $0.06 per share.


Note 12 - Other Matters

         During the course of the review by the Securities and Exchange Commission of the Company's SB-2 Registration Statement filed in April 2005, it was determined that the Company had issued approximately 14,169,837 of unregistered shares of common stock without appropriate restrictive legends. The Company has recorded an estimate for potential claims due to such sale of unregistered securities in the amount of $100,000, based on the market price of the shares at the time of issuance.

         On November 7, 2005, the Company filed a request for withdrawal of the pending Registration Statement on Form SB-2.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Strategy
Our goal is to be a leading and innovative national provider of broadband solutions. As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design, deployment and management of broadband and broadband wireless networks in and to high-traffic public locations in market segments including but not limited to airports, hospitality, RV resorts and campgrounds, marinas, multiple dwelling units ("MDU's"), restaurants and cafes, travel plazas and higher education.

ICOA's growth strategy is to build and acquire the expertise, infrastructure and scale for the profitable delivery of wireless broadband services. This strategy is based on the use of unlicensed spectrum to meet the increased demand for wireless data services: more bandwidth for more services in more places.

Today, we sell, install, support and provide wired and wireless Ethernet and Internet access services, primarily through Wi-Fi "hot spots" (public wireless local area networks). As of September 30, 2005, ICOA owned or operated over 1,400 broadband access installations in high-traffic locations servicing millions of annual patrons across 45 states. The Company currently generates revenue from:

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


Until recently, the Company's revenue has had a strong reliance on one time equipment sales and installation projects. We would like to highlight, that since the beginning of the year, the revenue mix has changed with recurring revenue increasing to 57.5% for the nine months ended September 30, 2005 as compared to 28.4% for the same period in 2004. This is an important aspect of our long term growth as the margin on recurring revenue is significantly higher than on equipment and installation sales.

Today, ICOA is a provider of Wi-Fi networks and services. Our footprint for retail services is targeted at high-traffic and high-value locations, with wireless capability supplemented by a growing wired infrastructure and our kiosk expertise. We also provide cost effective networks for the growing "amenity" services segment. We provide high-quality and reliable support systems and services for both our own operations and as a "back-office" for other service providers. We are sensitive to the specific needs of the growing and changing base of users who demand access to broadband on demand and anywhere, anytime, with any device.

Our strategy over time is to focus on expanding end-to-end solutions which meet the present and future needs of customers and the rapid proliferation of new broadband wireless access devices such as hand-held consumer devices communications devices, PDAs and mobile gaming platforms. We believe our industry will be transformed over time from one driven solely by computing platforms to one increasingly driven by a wide array of communications, gaming and hand-held consumer device platforms. This device platform expansion is increasing usage across our networks as it is also generating new end-user demographic segment demand. In addition, as emerging technologies allow, and subject to available capital, ICOA is looking to move beyond the delivery of Wi-Fi access to the delivery of digital value-added services to deliver value to our customers and users.

We anticipate increased revenue and demand to be generated in our near-term horizon from services including VoIP, increased roaming, location-specific applications, targeted advertising platforms, high-bandwidth content delivery and management, and access to proprietary content. With respect to VoIP, a small but steadily growing customer base has been utilizing VoIP technologies and services over our Wi-Fi networks, and we expect this trend to improve as additional services and VoIP-enabled devices are propagated into the marketplace. This trend is in keeping with broader industry trends, such as the recent Skype/Boingo VoIP over Wi-Fi trials which will include ICOA's assets in the near future. With respect to ancillary revenue from roaming, ICOA's recently achieved national scale provides the company with attractive locations of strategic roaming value to other wireless service providers. Our networks were designed as neutral-host specifically to prepare for roaming, a strategy which maximizes revenue-potential from the existing asset base.

With respect to location-specific applications, including targeted advertising, recent advancements in both hardware and software technologies provide opportunities for layered services which were previously not possible, including the value-add localization of advertising revenue. Our strategy is to fully participate in this important transformation of the broadband wireless industry through active partnerships with key industry solution providers on a go-forward basis. The delivery and management of high bandwidth content is another recent promising development. An example is IPTV and other entertainment industry transitions to full digital platforms. Our strategy during the early-stages is to engage in select trials with proven partners, ensure network capacity and architectures meet the requirements of emerging content applications, and prepare for demand as customer tastes and habits mature.

While today ICOA is focused on Wi-Fi, our models and approach is technology-agnostic. We work with numerous technologies, as economies of scale, market penetration and device propagation permit or demand. For example, we are looking to early market tests of Wi-Max, a promising technology still in its early stages of development. Wi-Max will most likely serve our medium-term requirements as a fixed wireless backhaul replacement in certain locations, bringing operational cost savings and expanded reach to locations otherwise unreachable through terrestrial solutions. In the long-term, as the number of Wi-Max capable devices increases to warrant select upgrades, the strategic value of ICOA's footprint offers a platform from which to transition to mobile Wi-Max solutions. With respect to newly emerging cellular 3G networks, it is our strategy to work with device manufacturers and cellular providers for seamless interoperability between the networks. As an example, SBC and Cingular recently announced their intention to develop and deliver cellular handsets capable of switching between 3G and Wi-Fi, depending on proximity and bandwidth needs. The technologies are complementary, rather than directly competitive and it is our view that customer demand and usage patterns will propel the industry towards seamless interoperability. This development forecasts ICOA networks and assets as carriage for voice, video, music and other emerging digitized applications as much as traditional computing platform data. ICOA's networks will be fully compliant with this emerging trend and we anticipate monetizing the convergence of voice and data in the coming years.

We have grown through acquisition and look to continue to do so. Our near to medium term strategy is to continue to acquire promising Wi-Fi and broadband services companies as capital resources allow 1) in market segments targeted for growth and anticipated profitability or 2) with unique infrastructure capabilities. We look for leading companies with management strength, and who are strategically place in market segments which may offer intrinsic value per share. In the future, we may also consider equity investments in related and complementary companies and assets which further our strategic objectives, support our key business initiatives and enhance shareholder value.

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new technologies, bundled services and products which offer improved performance at lower prices. Nationally, our competitors range in size from large established national companies with multiple technology and service offerings, to smaller companies and new entrants to the marketplace that compete in specialized market segments. The continued and rapid convergence of computing, communications and consumer devices offers us enhanced opportunities, but also increased competition. Competition tends to increase pricing pressure or require us to modify our business models to remain competitive, which may result in lower profits. Wherever we believe it is advantageous, we may take various steps, including introducing new services and other incentives in order to remain competitive and position the Company to potentially increase market share.

During the third quarter of 2005, we focused on a vertical driven view of our business. This focus may bring about a future reorganization along these lines to bring acquired assets in line with the verticals and our sales, marketing, and support platforms. These new business verticals include ICOA Airport Networks and ICOA Managed Services. We will continue for the near-term with the market-forward LinkSpot, iDockUSA, Cafe.com and WiSE units operating under the umbrella of ICOA, Inc.

ICOA Airport Networks
Under long-term contracts, our Airport Network Solutions subsidiary has installed and operates Wi-Fi networks in 25 airports within the United States. 16 networks provide full facility coverage, while under the WiSE brand we offer select coverage within the facilities of 9 airports. Our services are designed to provide travelers with convenient, ease of access to broadband Internet services, as well as private, wholesale, security-related and facility service offerings. Our airport footprint has expanded by 258% since the same time last year, from 7 to 25 facilities with a related 205% increase in annual passenger coverage from 20 million to over 61 million. We believe the airport market segment continues to offer high growth potential, both in expansion of the number of facilities as well as the increased utilization and commensurate monetization of existing assets. Our strategy is to continue to focus on securing long-term contacts with tier two and tier three properties.

ICOA Managed Services
Our managed services business unit encompasses the acquisitions of QG0 and AuthDirect and is focused on the sale, design, deployment and management of amenity networks, as well as deployments and management of hospitality, municipal and wholesale back office market segments. This includes the offering of Tollbooth(TM), our turn-key back office solution, to unaffiliated wireless service providers globally. Our back office solution suite also includes network operating center and customer care center services to the marketplace, as well as for our wholly-owned segment-focused units such as ICOA Airport Networks, LinkSpot and iDockUSA. The managed services customer base has increased 88% since January 2005. ICOA is the market innovator of large-scale amenity Wi-Fi currently managing over 700 amenity locations nationally. In numerous segments, such as restaurants, hospitality, cafes, we believe amenity Wi-Fi services will experience increased acceptance.

LinkSpot / RV Resort and Campground Segments
Acquired in the third quarter of 2005, our LinkSpot subsidiary provides Wi-Fi service to recreational vehicle (RV) parks and campgrounds nationwide. LinkSpot currently serves 75 RV resort and campground properties which cover 20,000 sites. The percentage of Americans moving into retirement is rising and is forecast to continue to do so through this decade. Services include both subscription-based and amenity offerings. Our strategy is to continue expanding this segment through aggressive sales from our existing assets, strategic partnerships with related outdoor recreation partners, and potential acquisitions of accretive assets in this segment.

iDock/Marina Segment
Our iDockUSA division provides broadband wireless Internet and related services in over 45 marinas reaching over 20,000 slips. In California, iDock has secured a dominate market position, and is expanding to other geographic markets. Our strategy is to continue to expand geographically, develop strategic partnerships with related marina segment companies, offer ancillary services and content and continue to explore accretive acquisitions.

WiSE Technologies
Our Wise Technologies subsidiary provides Wi-Fi services to 9 airports, and various hospitality, higher education, MDU's, highway plazas and cafes. The WiSE footprint is in the process of being reassigned to segment-focused business units within the Company, such as ICOA Airport Networks and ICOA Managed Services.

Cafe.com
Acquired in the third quarter of 2005, Cafe.com provides Wi-Fi services in various quick service cafe locations predominantly on the West Coast. The Cafe.com assets are being incorporated into ICOA's segment-focused business units, including ICOA Managed Services.

Municipal
We also operate Wi-Fi municipal "hot zones" in Lexington, KY, and the harbor district of Newport, RI. Our strategy is to provide all or distinct portions of our turn-key offerings to this rapidly expanding segment through leveraging our existing national infrastructure, full back-office suite of products and services.

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

Results of operations

Three months ended September 30, 2005 as compared to the three months ended September 30, 2004, and nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004


Revenue
Our revenue is derived from the ownership and operation of neutral-host broadband wireless Wi-Fi Hot Spots and High Speed Internet terminals in high traffic public locations, and Wi-Fi equipment sales, installation fees, and network management and maintenance services.

For period ended September 30, 2005, quarterly revenue increased $476,028 or 159% to $776,212 as compared to $300,184 for the quarter ended September 30, 2004.

The Company realized an increase in revenue of $926,262 or 119% generating $1,704,876 in revenue for the nine months ended September 30, 2005 as compared to $778,614 for the nine months ended September 30, 2004.

The revenue growth for the three months and nine months ended September 30, 2005 is primarily due to the increasing Transaction Service Fees and an increase in Managed Services Fees period over period as well as year over year while new Equipment Sales remained relatively flat during the nine months ended September 30, 2005 versus the prior year.

Revenue was generated from the following services:

                                           For the three months ended            For the nine months ended
                                        September 30,      September 30,      September 30,      September 30,
                                            2005               2004              2005                2004
                                      ------------------ ------------------ ------------------ ------------------
Transaction Service Fees              $         539,210  $         113,160  $         980,033  $         221,392
Licensing Fees                                        0                  0                  0             15,000
Wi-Fi Equipment Sales and Service               109,745            143,435            442,490            457,246
Managed Services                                127,257             43,589            282,353             84,976
                                      ------------------ ------------------ ------------------ ------------------
                               Total  $         776,212  $         300,184  $       1,704,876  $         778,614
                                      ================== ================== ================== ==================


Cost of Services consists primarily of:

                                           For the three months ended            For the nine months ended
                                      ------------------ ------------------ ------------------ ------------------
                                        September 30,      September 30,      September 30,      September 30,
                                            2005               2004               2005               2004
                                      ------------------ ------------------ ------------------ ------------------
Telecom/Co-Location/Hosting Costs     $         214,058  $          72,850  $         381,436  $         163,806
Wi-Fi Equipment and Installation                 52,911            132,915            318,794            343,879
Managed Services                                211,340             22,934            468,528             52,559
Depreciation Expense                            191,141             95,808            404,187            271,777
                                      ================== ================== ================== ==================
                               Total  $         669,450  $         324,507  $       1,572,945  $         832,021
                                      ================== ================== ================== ==================

For the quarter ended September 30, 2005, the Company recorded a gross margin of $106,762, as compared to a negative gross margin of $(24,323) for the quarter ended September 30, 2004 an increase of $131,085 or 539%. This was primarily due to the significant increase in recurring revenue from managed services and transaction service revenue offset by an increase in depreciation and amortization of $95,333.

For the nine months ended September 30, 2005 the Company recorded a gross margin of $131,931 as compared to a loss of ($53,407) for September 30, 2004 an increase of $ 185,338 or 347%. The improvement was primarily due to the increase in revenue for the period coupled with a shift toward higher margin services revenue.

Cost of Services increased 106% or $344,943 for the three months ended September 30, 2005 versus the three months ended September 30, 2004 and increased 90% or $740,924 for the nine months ended September 20, 2005 versus the nine months ended September 30, 2004. The increases were primarily due to increased costs of providing help desk services as business has increased, and a significant increase in depreciation expense. Depreciation and Amortization Expense increased 100% or $95,333 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased 49% or $132,410 for the nine months ended September 20, 2005 versus the nine months ended September 30, 2004. The increase was primarily due to the acquisitions of Wise Technologies, LinkSpot Networks, Cafe.com, and depreciation associated with the capital leases.


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

For the quarter ended September 30, 2005 these costs increased $234,992 or 31% from $762,121 for the quarter ended September 30, 2004 to $997,113 for the quarter ended September 30, 2005.

For the nine months ended September 30, 2005, these expenses increased $1,555,739 or 88% to $3,329,107 from $1,773,368 for the nine months ended
September 30, 2004.

The quarter and nine months increases outlined below are mainly due to the Company's addition of new personnel, continuing use of consultants related to development of the business model and entry into new market verticals, additional legal expense connected with financing, registration filings, acquisitions and pursuing the World Capital lawsuit and the SSJ litigation, accounting expense related to acquisitions and reviews of SEC filings, finance fees associated with the Convertible Debentures and the now cancelled Standby Equity Distribution Agreement, employee stock bonuses, and additional travel and entertainment expense connected with sales efforts to secure new installation opportunities. Management expects general and administrative expenses in future periods to run at similarly increased levels over the current year in support of the growth of the business.


                               Quarter and Nine Months increases in selling, general and administrative

                                                 For the three months ended          For the nine months ended
                                               September 30, 2005 as compared     September 30, 2005 as compared to
                                                    to September 30, 2004                September 30, 2004
                                             ----------------------------------- -----------------------------------
            Payroll                          $                          229,241  $                        1,009,839
            Consulting                                                  -74,721                            -113,802
            Legal                                                        43,476                              99,858
            Accounting                                                    5,466                              -2,799
            Finance Fees                                                -96,625                            -127,395
            IR / PR / Marketing                                         -32,543                               7,071
            Insurance                                                    44,006                             113,319
            Travel & Entertainment                                      119,777                             365,700
            Other                                                        -3,085                             203.948
                                             ----------------------------------- -----------------------------------
                   Increase Quarter and YTD  $                          234,992  $                        1,555,739
                                             =================================== ===================================

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes and warrants.

Interest expense increased by $2,201,603 to $2,322,020 for the three months ended September 30, 2005 as compared to $120,417 the three months ended September 30, 2004 and to $3,623,902 for the nine months ended September 30, 2005 as compared to $360,872 for the nine months ended September 20, 2004. .

The increase is primarily attributable to additional beneficial conversion feature recorded on convertible debentures issued in the first, second, and third quarters, restructuring and settlement of various loans and accrued interest, and the issuance of various warrants. Of particular note is the adjustment required for various settlements paid for in shares issued below market price on the date of issuance. This non cash adjustment amounted to approximately $1,913,213 of the year to date interest expense.


Net Loss

For the three months ended September 30, 2005, the Company had a loss of $3,215,847 as compared to a loss of $911,419 for the three months ended September 30, 2004 an increase of $2,304,428 or 253%. For the nine months ended September 30, 2005, the Company had a loss of $6,829,055 as compared to a loss of $2,197,899 for the nine months ended September 30, 2004 an increase of $4,631,156 or 211%.

The significant difference quarter over quarter and for the nine months of this year as compared to the same period last year is mainly due to higher selling, general and administrative costs incurred in the first nine months coupled with the large increase in interest expense.


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

Liquidity and Capital Resources

Cash and cash equivalents were $41,973 at September 30, 2005. Net cash used in operating activities of $1,230,020 was derived from the net loss from operations offset by depreciation of equipment, amortization of intangibles and deferred financing costs, a decrease in accounts receivable, a decrease in inventory, an increase in prepaid expenses and deposits, and an increase in accounts payable and accrued expenses.

At September 30, 2005, the Company had a working capital deficit of $7,130,460. The Company made capital expenditures of $1,604,426 during the nine months ended September 30, 2005.

From July 2005 through September 2005, the Company issued 10% and 12% Convertible Notes in the aggregate principal amount of $ 73,910 at conversion prices between $0.0485 and $0.050 per share, the market price on the day prior to closing. In addition, the note holders received 402,500 three-year warrants at the same price per share as the conversion price of the notes.

In September 2005, the Company issued an aggregate of $57,500 of 12% notes to Cornell Capital.

In September 2005, the Company issued an aggregate of $10,000 of 10% notes to Seaport Capital Partners.

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

In July and August 2005, the Company utilized $205,143 of the lease line, and recorded $52,621 of prepaid interest. The two lease schedules are due in July and August 2008.

In connection with the lease agreement and the individual lease draws, the Company issued 4,245,133 three year warrants at prices between $0.056 and $0.06 per share. In connection with the July and August lease draws, the Company issued 204,955 three year warrants at a price of $0.051 per share, and 170,535 three year warrants at a price of $0.059 per share.

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

In September 2003, the Company reached agreement with SchlumbergerSema settling our outstanding equipment loan. This settlement reduced the outstanding balance of principal and interest to $475,000 payable over a 90 day period beginning in October 2003. The agreement requires no additional interest, and represents a savings of $917,548 in principal and accrued interest. In November 2003, the Company made a payment of $100,000 against the $475,000 owed to SchlumbergerSema; however since November, 2003, the Company has made no further payments to SchlumbergerSema and was in default.

On September 8, 2005, ICOA, Inc. (the "Company") entered into a Subscription and Release Agreement and a Registration Rights Agreement (the "Seacoast Agreements") with Seacoast Funding, Inc. ("Seacoast").

On October 6, 2003, the Company had entered into an agreement with Schlumberger Omnes, Inc. (SOI) to settle certain matters, under which the Company was to pay SOI $475,000. As of September 1, 2005, the balance owed to SOI under that agreement was $375,000. Seacoast acquired from SOI the rights to that balance due.

Under the Seacoast Agreements, the Company acquired from Seacoast the rights to that balance due and has retired the obligation from its books. In return, the Company issued to Seacoast 7,211,538 shares of the Company's common stock at a price of $0.052 per share. The Company entered into a Registration Rights Agreement with Seacoast whereby the Company agreed to register those shares issued in the transaction under certain circumstances including piggyback registration rights. Pursuant to the Registration Rights agreement, Seacoast may not sell more than 2,200,000 of such shares prior to the first anniversary of the transaction.

The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock, promissory notes, and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

The Company needs to raise a minimum of $3,000,000 through public or private debt, sale of equity, to continue expanding our broadband on demand managed services and service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue expanding our Wi-Fi networks in strategic high traffic locations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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

Other Matters

During the course of the review by the Securities and Exchange Commission of the Company's Registration Statement on Form SB-2 filed with the Commission in April 2005, it was determined that the Company had issued approximately 14,169,837 of unregistered shares of common stock without appropriate restrictive legends. The Company has recorded an estimate for potential claims due to such sale of unregistered securities in the amount of $100,000, based on the market price of the shares at the time of issuance.

On November 7, 2005, the Company filed a request for withdrawal of the pending Registration Statement on Form SB-2.

Subsequent Events

On October 17, 2005, Richard Schiffmann, President and CEO of ICOA, loaned the Company $30,000 on a short term basis. The loan was subsequently repaid in two payments in late October and early November 2005.

On October 26, 2005, the Company entered into an employment agreement with Stephen N. Cummings whereby Mr. Cummings joined the Company as Vice President and Chief Financial Officer.

On November 2, 2005, the Company entered into a Securities Purchase Agreement and Convertible Debenture with Cornell Capital Partners, LP ("Purchaser"). The Purchaser surrendered Promissory Notes and accrued interest previously issued by the Company to the Purchaser in the amount of $1,787,327.24, for the issuance of into a Convertible Debenture in the aggregate principal amount of $2,187,327.24, of which $1,787,327.24 was acquired for consideration solely consisting of surrendering the Promissory Notes and accrued interest and $400,000 was purchased for a total of $2,187,327.24. The Debenture carries interest of 10% per annum, and is due on or before October 27, 2007. The Debenture is convertible into common stock of the Company at the lower of $0.044 or 90% of the volume weighted average price for the ten (10) days immediately preceding the conversion. The offering was made pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933.

In connection with the Securities Purchase Agreement and Convertible Debenture, the Company entered into an Investor Registration Rights Agreement with Purchasers whereby the Company will register with the Commission at least 300,000,000 shares of Common Stock issuable to Purchasers upon conversion of the Convertible Debentures.

The Convertible Debenture is secured by a Security Agreement and five uniform Subsidiary Security Agreements, each entered into among the Company and Purchaser on November 2, 2005. In addition, the Company entered into a Pledge and Escrow Agreement with the Purchaser and the Escrow Agent, whereby the Convertible Debenture is secured by a further 180,000,000 shares of common stock held by the Escrow Agent. The Security Agreement and Convertible Debenture is also subject to a Lockup Agreement, which restricts certain management and beneficial owners from converting or transferring their interests in Company securities while amounts owed to the Purchaser under the Security Purchase Agreement and Convertible Debenture remain outstanding.

In connection with the offering, the Company issued an aggregate 3,000,000 warrants to purchase common stock at a rate of $0.04 per share, subject to anti-dilution adjustments.

The net proceeds of the financing are to be utilized for general working capital.

Also on November 2, 2005, the Company entered into a Termination Agreement with the Purchaser, whereby the Company and the Purchaser agreed to terminate a previously entered into Standby Equity Distribution Agreement, a Registration Rights Agreement, and an Escrow Agreement, all of which were dated March 19, 2004.

On November 7, 2005, the Company filed a request for withdrawal of the pending Registration Statement on Form SB-2.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

During the nine months ended September 30, 2005, the Company issued the following unregistered securities:

On September 8, 2005, ICOA, Inc. (the "Company") entered into a Subscription and Release Agreement and a Registration Rights Agreement (the "Seaport Agreements") with Seaport Capital Partners, LLC ("Seaport").

Over the period from March 2003 to December 2004, Seaport had loaned the Company funds and for which the Company has accrued interest and for which the total outstanding principal and accrued interest was $880,423.95.

Under the Seaport Agreements, the Company has cancelled that debt and has issued to Seaport 54,819,845 shares of the Company's common stock at a price of $0.0161 per share. In addition, the Company issued three year warrants to purchase 2,072,222 of common stock at a price of $0.025 per share. The Company entered into a Registration Rights Agreement with Seaport whereby the Company agreed to register those shares issued in the transaction under certain circumstances including piggyback registration rights. Pursuant to the Registration Rights agreement, Seaport may not sell more than 15,000,000 of such shares prior to the first anniversary of the transaction.

On September 8, 2005, ICOA, Inc. (the "Company") entered into a Subscription and Release Agreement and a Registration Rights Agreement (the "Seacoast Agreements") with Seacoast Funding, Inc. ("Seacoast").

On October 6, 2003, the Company had entered into an agreement with Schlumberger Omnes, Inc. (SOI) to settle certain matters, under which the Company was to pay SOI $475,000. As of September 1, 2005, the balance owed to SOI under that agreement was $375,000. Seacoast acquired from SOI the rights to that balance due.

Under the Seacoast Agreements, the Company acquired from Seacoast the rights to that balance due and has retired the obligation from its books. In return, the Company issued to Seacoast 7,211,538 shares of the Company's common stock at a price of $0.052 per share. The Company entered into a Registration Rights Agreement with Seacoast whereby the Company agreed to register those shares issued in the transaction under certain circumstances including piggyback registration rights. Pursuant to the Registration Rights agreement, Seacoast may not sell more than 2,200,000 of such shares prior to the first anniversary of the transaction.

 In August 2005, the Company issued 700,414 shares of common stock in connection with the settlement of various accounts payable and accrued expenses in the amount of $39,983.

In connection with the acquisition of Linkspot Networks, Inc., the Company entered into a Mutual Release Agreement with Transaction Network Services, Inc., ("TNS") a supplier and stockholder of Linkspot, under which TNS assigned certain operating assets to Linkspot and Linkspot and TNS's remaining obligations to each other were terminated. Under the Mutual Release Agreement, ICOA has issued 500,000 shares of its common stock to TNS and has issued to TNS a warrant to purchase 1,869,159 shares of its common stock at $.0535 per share, the closing price of the common stock on the date preceding the transaction. Linkspot has also paid TNS $100,000 and has agreed to pay an additional $50,000 no later than December 31, 2005. To the extent the additional $50,000 payment is not made, ICOA will be required to issue to TNS additional shares of ICOA common stock in accordance with the terms of the Mutual Release.

In July 2005, the Company issued 1,000,000 shares of common stock to the former shareholders of iDockUSA in settlement of outstanding notes and accrued interest totaling $50,000.

From July 2005 through September 2005, the Company issued 10% and 12% Convertible Notes in the aggregate principal amount of $ 73,910 at conversion prices between $0.0485 and $0.050 per share, the market price on the day prior to closing. In addition, the note holders received 402,500 three-year warrants at the same price per share as the conversion price of the notes.

On July 8, 2005, the Company completed its acquisition of 100% of the outstanding stock of LinkSpot Networks, Inc. ("LinkSpot"), pursuant to which LinkSpot became a wholly owned subsidiary of ICOA. Under the Agreement, the Company issued 19,999,997 shares of common stock to the former shareholders of LinkSpot. The Company also entered into a Registration Rights and Shareholder Agreement with the former shareholders and an Employment Agreement with Alan Kobran the former president of LinkSpot. Simultaneously, the Company entered into a settlement with TNS a supplier and shareholder of LinkSpot which is more fully described in Note 7 - Settlements.

In July 2005, the Company acquired the operating assets for $30,000 cash and $140,085 of common stock, (2,547,000 shares at $0.055 per share) of the Cafe.com operation of Dock Holdings, Ltd. Cafe.com operates and manages Wi-Fi solutions predominantly in the cafe shop market.

In July 2005, the Company issued 204,955 three year warrants at a price of $0.051 per share in connection with draws under a lease agreement.

In August 2005, the Company issued 170,535 three year warrants at a price of $0.059 per share in connection with draws under a lease agreement.

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



Item 3.  Default on Senior Securities


During June 2004, the Company raised an aggregate of $726,880 (net of expenses) from Cornell Capital under a Promissory Note. The Note carries interest at the rate of 5% per annum beginning 90 days from its date, and was to be paid in full by November 8, 2004. The Company has received an extension of the due date from Cornell Capital to July 30, 2005. The Company has requested an additional extension from Cornell Capital Partners. This event of default has been cured by the issuance of new Convertible Debentures.


Item 6.  Exhibits

         a) Exhibits

Exhibit No.           Description                                              Location
-----------------     -------------------------------------------------        -----------------------------------------------
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



Exhibit No.           Description                                              Location
-----------------     -------------------------------------------------        -----------------------------------------------
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



Exhibit No.           Description                                              Location
-----------------     -------------------------------------------------        -----------------------------------------------
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

10.22                 Agreement and Plan of Merger for the Acquisition of      Incorporated by reference to Exhibit 99.1 to
                      LinkSpot Networks, Inc. and the                          ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on July
                                                                               14, 2005

10.23                 Release Agreement with Transaction Network Services,     Incorporated by reference to Exhibits 99.5 to
                      Inc.                                                     ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on July
                                                                               14, 2005

10.24                 Subscription and Release Agreement with Seaport          Incorporated by reference to Exhibit 99.1 to
                      Capital Partners, LLC.                                   ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               October 13, 2005

10.25                 Subscription and Release Agreement with Seacoast         Incorporated by reference to Exhibit 99.3 to
                      Funding, Inc.                                            ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               October 13, 2005

10.26                 Employment Agreement with Stephen N. Cummings            Incorporated by reference to Exhibit 99.1 to
                                                                               ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               October 28, 2005

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

       Date:  November 11, 2005
                                                    ICOA, INC.


                                                    /s/ Richard Schiffmann
                                                    ---------------------------
                                                    Richard Schiffmann
                                                    Chief Executive Officer


                                                    /s/ Stephen N. Cummings
                                                    ---------------------------
                                                    Stephen N. Cummings.
                                                    Sr. Vice President and
                                                    Chief Financial Officer




                                                    /s/ Erwin Vahlsing, Jr.
                                                    ---------------------------
                                                    Erwin Vahlsing, Jr.
                                                    Vice President Finance
                                                    Principal Accounting Officer