Form 10KSB
period 2005-12-31
ICOA INC
filed 2006-04-20
CIK 745084

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $2,475,914

The number of shares of Common Stock held by non-affiliates, as of April 13, 2006 was 233,120,259 shares, all of one class of common stock, $.0001 par value, having an aggregate market value of $4,662,405 based on the closing price of the Registrant's common stock of $0.0198 on April 13, 2006 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

As of April 13, 2006 there were 366,816,060 shares of the Company's Common Stock outstanding.



DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

None.

                                TABLE OF CONTENTS
                                                                          Page
                                                                          Number

PART I         ...............................................................4

ITEM 1.        DESCRIPTION OF BUSINESS........................................4

ITEM 2.        DESCRIPTION OF PROPERTIES.....................................23

ITEM 3.        LEGAL PROCEEDINGS.............................................23

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........24

PART II        ..............................................................25

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......25

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....27

ITEM 7.        FINANCIAL STATEMENTS..........................................44

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL MATTERS.........................................44

ITEM 8A.       CONTROLS AND PROCEDURES.......................................45

PART III       ..............................................................46
ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............46

ITEM 10.       EXECUTIVE COMPENSATION........................................50

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT....................................................53

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................54

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K......................................................55

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES........................60

SIGNATURES

PART I

ITEM 1.           DESCRIPTION OF BUSINESS


How our company is organized

We were incorporated in Nevada in September, 1983 under the name Quintonix, Inc. In March, 1989 we changed our name to ICOA, Inc. On March 15, 1999 we created WebCenter Technologies, Inc., a Nevada corporation and our wholly-owned subsidiary. In October, 2003, we acquired the assets of QGo, LLC. In December 2003 we acquired Airport Network Solutions, Inc., a Delaware corporation and our wholly-owned subsidiary. In June 2004, we acquired the operating assets of iDockUSA, and in August 2004, we acquired AuthDirect, Inc. a California corporation and our wholly-owned subsidiary. In May 2005, we acquired Wise Technologies, Inc. a Maryland corporation and our wholly-owned subsidiary. In July 2005, we acquired LinkSpot Technologies, Inc. a Maryland corporation and our wholly-owned subsidiary. In July 2005, we also acquired the assets of Cafe.com.

Where you can find us

We are located at 111 Airport Road, Warwick, RI 02889. Our telephone number is
(401) 352-2300, our facsimile number is (401) 352-2323, our e-mail address is info@icoacorp.com, and our homepage on the world-wide web is at http://www.icoacorp.com.

About Our Company

         ICOA sells, installs, supports and provides wired and wireless Ethernet and Internet access services, primarily through Wi-Fi "hot spots" (public wireless local area networks). As of December 31, 2004, ICOA owned or operated over 900 broadband access installations in high-traffic locations servicing millions of annual patrons in 44 states. In December 2005, we owned or operated over 1,500 broadband access installations. We generate revenue from:

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

Until recently, the Company's revenue has had a strong reliance on one time equipment sales and installation projects. We would like to highlight, that since the beginning of the year, the revenue mix has changed with recurring revenue increasing to approximately 78% of total revenue for the year ended December 31, 2005 as compared to approximately 43% for the year ended December 31, 2004. This is an important aspect of our long term growth as the margin on recurring revenue is significantly higher than on equipment and installation sales.

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

ICOA continues to raise additional financing to support growth opportunities - both organically and through acquisitions - that we believe are available to us. The report of our independent auditors on our financial statements for the year ended December 31, 2005 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern.

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

Our strategy over time is to focus on expanding end-to-end solutions which meet the present and future needs of customers and the rapid proliferation of new broadband wireless access devices such as hand-held consumer communications devices, PDAs and mobile gaming platforms. We believe our industry will be transformed over time from one driven solely by computing platforms to one increasingly driven by a wide array of communications, gaming and hand-held consumer device platforms. This device platform expansion is increasing usage across our networks as it is also generating new end-user demographic segment demand. In addition, as emerging technologies allow, and subject to available capital, ICOA is looking to move beyond the delivery of Wi-Fi access to the delivery of digital value-added services to deliver value to our customers and users.

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

Business Model

During 2005, we have grown both organically and through acquisition. Our near to medium term strategy is to continue our internal growth and to acquire promising Wi-Fi and broadband services companies as capital resources allow 1) in market segments targeted for growth and anticipated profitability or 2) with unique infrastructure capabilities. We look to grow our verticals through our internal sales force and the acquisition of leading companies with similar synergies and management strength, and who are strategically placed in market segments which may offer intrinsic value per share. In the future, we may also consider equity investments in related and complementary companies and assets which further our strategic objectives, support our key business initiatives and enhance shareholder value.

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

During the third quarter of 2005, we focused on a vertically driven view of our business. This focus may bring about a future reorganization along these lines to bring acquired assets in line with the verticals and our sales, marketing, and support platforms. These new business verticals include ICOA Airport Networks and ICOA Managed Services. We will continue for the near-term with the market-forward LinkSpot, iDockUSA, Cafe.com and WiSE units operating under the umbrella of ICOA, Inc.

ICOA Airport Networks

Under long-term contracts, our Airport Network Solutions subsidiary has installed and operates Wi-Fi networks in 25 airports within the United States. Sixteen networks provide full facility coverage, and in 9 additional airports we offer select coverage under the WiSE brand. Our services are designed to provide travelers with convenient and easy access to broadband Internet services, as well as private, wholesale, security-related and facility service offerings. As of January 27, 2006, our airport footprint has expanded by 258% compared to the same time last year, from 7 to 25 facilities with a related 205% increase in annual passenger coverage from 20 million to over 61 million. We believe the airport market segment continues to offer high growth potential, both in expansion of the number of facilities as well as the increased utilization and commensurate monetization of existing assets. Our strategy is to continue to focus on securing long-term contacts with tier two and tier three properties (medium and small airport facilities).

ICOA Managed Services

 Our managed services business unit encompasses the acquisitions of QG0 and AuthDirect and is focused on the sale, design, deployment and management of amenity networks, as well as deployments and management of hospitality, municipal and wholesale back office market segments. This includes the offering of Tollbooth(TM), our turn-key back office solution, to unaffiliated wireless service providers globally. Our back office solution suite also includes network operating center and customer care center services to the marketplace, as well as for our wholly-owned, segment-focused units such as ICOA Airport Networks, LinkSpot and iDockUSA. As of January 2005, the managed services customer base has increased 88% compared to the same time last year. ICOA is a market innovator of large-scale amenity Wi-Fi and currently manages over 700 amenity locations nationally. In numerous segments, such as restaurants, hospitality, cafes, we believe amenity Wi-Fi services will experience increased acceptance.

LinkSpot / RV Resort and Campground Segments

Acquired in the third quarter of 2005, our LinkSpot subsidiary provides Wi-Fi service to recreational vehicle (RV) parks and campgrounds nationwide. LinkSpot currently serves 75 RV resort and campground properties which includes 20,000 sites. We believe the percentage of Americans moving into retirement is rising and is forecast to continue to do so through this decade. Services include both subscription-based and amenity offerings. Our strategy is to continue expanding this segment through aggressive sales from our existing assets, strategic partnerships with related outdoor recreation partners, and potential acquisitions of accretive assets in this segment.

iDock/Marina Segment

Our iDockUSA division provides broadband wireless Internet and related services in over 45 marinas which includes over 20,000 slips. In California, iDock has secured a dominant position by securing more slips than any other competitor offering Wi-Fi, and is expanding to other geographic markets. Our strategy is to continue to expand geographically, develop strategic partnerships with related marina segment companies, offer ancillary services and content and continue to explore accretive acquisitions.

WiSE Technologies

Our WiSE Technologies subsidiary provides Wi-Fi services to 9 airports, and various hospitality, higher education, Multi Dwelling Unit's (MDU's), highway plazas and cafes. The WiSE footprint is in the process of being reassigned to segment-focused business units within the Company, such as ICOA Airport Networks and ICOA Managed Services.

Cafe.com

Acquired in the third quarter of 2005, Cafe.com provides Wi-Fi services in various quick service cafe locations predominantly on the West Coast. The Cafe.com assets are being incorporated into ICOA's segment-focused business units, including ICOA Managed Services.

Municipal

We also operate Wi-Fi municipal "hot zones" in Lexington, KY, and the harbor district of Newport, RI. Our strategy is to provide "a-la-cart" all or any portion of our turn-key back-office solutions to this rapidly expanding segment thereby leveraging our existing infrastructure, products, and services.


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

We intend to install both new "Hot Spots" at airports, marinas, restaurants, hotels, Hot Zones and retrofit existing, and future deployments of public internet access terminals with Wi-Fi technology, providing a hybrid of wired and wireless connectivity. Our Wi-Fi networks allow user's access to Wi-Fi aggregators and roaming partners. Aggregators drive incremental traffic to our Hot Spots, provide access control, and manage the backend infrastructure for authentication, roaming and settlement services for their subscribers. Aggregators also perform transaction accounting and auditing functions. Since we own and manage our network, we are essentially a Wireless Internet Service Provider (WISP) for those users who are seeking connectivity and have not yet subscribed to a service.

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

Network

Each of our managed sites is installed with high speed connectivity to the Internet through our Network Operations Center (NOC) for network management, credit card verification, customer support and system management. This network architecture provides ease of installation, high-speed connectivity, content management, security, and real time (24/7) monitoring of each location.

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

Our acquisitions over the last twelve months - Wise Technologies, Linkspot Networks, and Cafe.com, coupled with the prior acquisitions of QGo, ANS, iDock and AuthDirect, have helped us create a nationally competitive company delivering a full value chain of broadband wireless services.

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

AuthDirect, forms the backbone of ICOA's full value chain. Its state-of-the-art authentication, billing, management and monitoring platform, allows the ICOA solution to scale efficiently and quickly. More importantly, AuthDirect and QGo combined become our "Managed Services" offering, which we will address in more detail.

Wise Technologies, Inc. provides Wi-Fi services to 9 airports, and various hospitality, higher education, MDU's, highway plazas and cafes. The WiSE footprint is in the process of being reassigned to segment-focused business units within the Company, such as ICOA Airport Networks and ICOA Managed Services.

LinkSpot Technologies, Inc. provides Wi-Fi service to recreational vehicle (RV) parks and campgrounds nationwide. LinkSpot currently serves 75 RV resort and campground properties which cover 20,000 sites. The percentage of Americans moving into retirement is rising and is forecast to continue to do so through this decade. Services include both subscription-based and amenity offerings. Our strategy is to continue expanding this segment through aggressive sales from our existing assets, strategic partnerships with related outdoor recreation partners, and potential acquisitions of accretive assets in this segment.

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

Employees

We have 43 full time employees, and 5 part time employees. We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years

                                  RISK FACTORS

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



We Have Historically Lost Money And Losses May Continue In The Future

We have a history of losses. For the years ended December 31, 2005 and 2004, we incurred a net loss of $9,237,334 and $3,922,130, respectively. We had an accumulated deficit of $23,375,805 and $14,138,471 as of December 31, 2005 and December 31, 2004, respectively. We anticipate that we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to raise additional capital. Upon the termination of the Standby Equity Distribution Agreement with Cornell Capital Partners on November 2, 2005, Cornell Capital Partners provided $600,000 of additional funding through Secured Convertible Debentures. Unless we are able to raise additional funds, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail or cease our business operations and will likely result in a lower stock price.

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


We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2005 Were Not Sufficient To Satisfy Our Current Liabilities.

As of December 31, 2005, we have incurred substantial operating losses. We have generated negative free cash flow and expect to continue to experience negative free cash flow at least through our build-out and acquisition phase. We have current liabilities of $8,667,501 and current assets of $475,262 at December 31, 2005, and a working capital deficiency of $8,192,239. If we cannot meet our current liabilities we may have to curtail or cease business operations.

We Have Been The Subject Of A Going Concern Opinion As Of December 31, 2005 And December 31, 2004 From Our Independent Auditors Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the years ended December 31, 2005 and 2004 which state that we have incurred losses of $9,237,334 and $3,922,130 for the years ended December 31, 2005 and 2004, and that we had a working capital deficiency of $8,192,239 at December 31, 2005 and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ICOA Issued Shares Of Common Stock Without Restrictive Legends And May Be Liable For Rescission And Other Damages With Respect To The Issuance Of These Shares

ICOA's management believes that 14,169,837 shares of common stock may have been resold in the public market without restrictive legends in potential violation of Section 5 of the 1933 Act.

On June 7, 2004 the Company was advised that its Registration No. 333-115273 was declared effective by the Securities and Exchange Commission. The Registration included 17,336,503 for Cornell Capital Partners L.P. covering (a) 2,990,000 shares issued in March 2004 as a commitment fee, (b) 400,000 shares underlying a warrant held by Cornell Capital Partners, and (c) 13,946,503 shares to cover conversions under the debenture. In a footnote to the Selling Shareholders table, the Company included language indicating that if such shares were not issued in connection with the conversion of the debentures, then any remaining shares could be used to issue shares under advances under the Standby Equity Distribution Agreement ("SEDA"). (The SEDA was subsequently terminated in November 2005.) Subsequently, the Company issued 14,169,837 shares in a series of advances under the SEDA beginning on June 28, 2004 and ending August 9, 2004 at prices ranging from $0.0182 to $0.0311 per share. The proceeds of these transactions totaled $312,084. ICOA's management believes that by issuing shares pursuant to advances under the SEDA that were registered under the Convertible Debenture the 14,169,837 shares of common stock issued under the SEDA may have been resold in the public market without being covered under an effective registration statement in potential violation of Section 5 of the 1933 Act

ICOA may be liable for rescission and other damages with respect to these sales. The Company has accrued $100,000 in connection with potential costs and indemnification connected with this matter. This accrual was calculated at approximately 33% of the value of funds received. In determining the amount for the accrual, the Company analyzed the market price of its shares from June 2004 through November 2005. During this period, the market price of the Company's common stock ranged from a low of $0.015 to a high of $0.11 per share. Accordingly, management believes it has adequately reserved for any costs associated with potential damages or rescission.

We May Be Unable To Obtain Additional Financing Which Could Affect Our Operating Performance And Financial Condition

We have relied on significant external financing to fund our operations. We previously had a Standby Equity Distribution Agreement (SEDA) with Cornell Capital for $5,000,000 under which we drew down $312,084 and issued 14,169,837 shares of our common stock. On November 2, 2005 we mutually agreed to terminate the SEDA and no longer have access to the funds. As of December 31, 2005, we had $36,601 in cash and our current assets were $489,451. As of December 31, 2005, our current liabilities were $6,721,393. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. Other than our Master Lease Agreement, dated May 3, 2005 with Agility Lease Fund I, LLC., we currently have no bank borrowings or credit facilities, and we cannot guaranty that we will be able to arrange any such debt financing or that such financing, if available, will be on acceptable terms. If we cannot obtain adequate funds, we cannot fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to market demands or to competitive pressures or market changes. As of February 13, 2006, we estimate that we will require approximately $2.2 million to fund our anticipated corporate operating expenses and approximately $3.5 million to fund our expansion plans. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cornell Capital Partners Has A Security Interest In All Of The Assets Of The Company And Our Subsidiaries

On March 17, 2004, we issued a secured convertible debenture in the principal amount of $550,000 to Cornell Capital Partners. This secured convertible debenture was secured by all of our assets owned as of the date of the issuance of the debenture or thereafter acquired or obtained. As of April 5, 2005, the principal balance of the secured convertible debenture was $425,000 and accrued interest equaled $24,804.79. On April 6, 2005, ICOA and Cornell Capital Partners mutually agreed to terminate the convertible debenture and the underlying transaction documents in exchange for ICOA entering into a Secured Promissory
Note in the principal amount of $449,805, which represents the unpaid principal balance and accrued interest under the convertible debenture. The Secured Promissory Note was secured by all of the assets of ICOA pursuant to the Security Agreement entered into pursuant to the March 2004 convertible debenture transaction.

On November 2, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. We issued a secured convertible debenture in the principal amount of $2,387,327.24 of which $1,787,327.24 was in exchange for promissory notes previously issued by the Company and accrued interest and the remaining $600,000 was additional financing. This convertible debenture is secured by all of the assets of the Company and our subsidiaries. In the event that there is an event of default under this secured promissory note, the holder has the right to foreclose on all of our assets, which could force us to curtail or cease our business operations. See subsequent events section regarding a term sheet related to this transaction.

On February 2, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Purchasers"). The Securities Purchase Agreement provides that Purchasers will purchase up to three hundred thousand dollars ($300,000) of secured convertible debentures, which shall be convertible into shares of the Company's common stock at the lower of $0.048 or 90% of the volume weighted average price for the ten (10) days immediately preceding the conversion. On Feb 2, the Purchasers purchased a secured convertible debenture in the principal amount of one hundred twenty five thousand dollars ($125,000). See subsequent events section regarding a term sheet related to this transaction.

The secured convertible debenture accrues interest of 10% per annum, and is due on or before February 2, 2009. In connection with the offering, the Company issued 50,000,000 common stock purchase warrants (the "Warrants"), of which 25,000,000 shares may be exercised at $0.01, and 25,000,000 shares may be exercised at $0.03. The Warrants expire on February 2, 2009. See subsequent events section regarding a term sheet related to this transaction.


Our Financial Success Depends On The Commercial Acceptance And Profitability Of Our Services.

         Our financial success depends on the commercial acceptance and profitability of our services. These factors include:

          o Our ability to manage rapid growth of infrastructure, facilities, employees, customers, strategic alliances and legal concerns;

          o Our ability to attract and sustain locations and a customer base sufficient to achieve profitable operations;

          o    Our ability to attract,  train, and retain  qualified  personnel;
               and

          o    Our ability to predict and respond quickly to market forces.

         If the above factors are unsuccessfully addressed or improperly executed by us, we could be forced to curtail or cease our business operations.


Our Business Model Uses Estimates To Project Revenues And Cost, Is Unproven, And May Not Yield The Anticipated Revenue Or Profitability.

Our success depends on the continued growth of Internet usage. Although Internet usage and popularity have grown rapidly, we cannot guarantee the continuation of this growth. Critical issues concerning the increased use of the Internet, including security, reliability, cost, ease of access and quality of service remain unresolved, and are likely to affect the development of our market. Initial cost projections of providing high-speed reliable access to the consuming public are extremely difficult to develop. Although variables have been established for the mean installation cost and the cost of revenue, they are dependent on many other independent variables. It is possible that we may not have considered all costs involved. Due to many factors, the costs associated with network installation will vary between the various location venues that we are targeting. We will expand into those markets and locations which we believe will be profitable after considering installation costs and other competitive factors. There is no assurance that we will be successful using our business model. If our business model's projections are inaccurate, we could be forced to curtail or cease our business operations.

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

We Have Completed A Limited Number Of High-Speed Wireless Installations And Face Increasing Competition For Future Installations.

The market for wireless data access services is still developing. Critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, remain unresolved and are likely to affect the market for high-speed service. We cannot reliably project potential demand for high-speed service, particularly whether there will be sufficient demand at the volume and prices we need to be profitable. Moreover, if the customer base for high-speed service does not expand at the rate required to support the planned deployment of our network, our revenues and business will suffer, and we may be unable to complete our planned deployment. In addition, competition to provide wireless data access services could result in a high turnover rate among users, which could have an adverse effect on business and results of operations. Any of these adverse factors could force us to curtail or cease our business operations.
We must deploy our networks in a limited time in order to compete effectively. Rapid introduction of our service is crucial to successfully compete against other competitive access providers. If we are unable to deploy our networks in accordance with our sales goals, we could incur substantial unanticipated costs or be forced to revise our business plan. We depend on physical infrastructure largely maintained by third parties and subject to disruption by events outside our control. Our success will depend upon the capacity, reliability and security of the infrastructure used to carry data between users and the Internet. A bandwidth carrier that provides poor service and has frequent network breaks greatly limits our ability to provide quality service to clients. Our financial and business results may be negatively affected by leasing poorly maintained infrastructure from various third parties and could force us to curtail or cease our business operations.

Uncertain Demand For Our Services May Cause Operating Results To Fluctuate

We are unable to forecast revenues with certainty because of the unknown demand for the consumer portion of our high-speed service and the emerging nature of the Wi-Fi industry. Revenues could fall short of expectations if we experience delays in completing the installation of network locations or entering into agreements with additional channel partners. Future operating results will be subject to annual fluctuations due to several factors, some of which are outside our control. If we do not accurately forecast consumer demand or if our future operating results fluctuate greatly, we could be forced to curtail or cease our business operations.

An Industry Wireless Standard Has Not Been Developed And Could Lead To Increased Cost Of Deployment

There are currently many competing standards in the wireless data transport market, and it is important to recognize these standards. While the 802.11x standard has become widely accepted, we cannot guarantee that the industry's reliance on this standard will continue. The 802.11x standard may be replaced by another standard, and then our antennas and transport mechanisms may not interoperate with other standards and equipment. 802.11x is an International Electrical Engineers IEEE standard used by large wireless data equipment vendors that supports equipment interoperability in the 2.4 GHz frequency band. Data transfer rates of up to 11Mbps are supported by this standard. A change in the industry standard could lead to increased costs of development, which could force us to curtail or cease our business operations.

Incompatibility May Exist Between Supposedly Compatible Products Leading To Increased Cost Of Operation

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

We Could Fail To Develop New Products And Services To Compete In This Industry Of Rapidly Changing Technology

We operate in an industry with rapidly changing technology, and our success will depend on the ability to deploy new products and services that keep pace with technological advances. The market for Internet access is characterized by rapidly changing technology and evolving industry standards in both the Wi-Fi and Internet access terminal industries. Our technology or systems may become obsolete upon the introduction of alternative technologies. If we do not develop and introduce new products and services in a timely manner, we may lose opportunities to competing service providers, which could force us to curtail or cease our business operations.

Our Ability To Grow Is Directly Tied To Our Ability To Attract And Retain Customers

We have no way of predicting whether our marketing efforts will be successful in attracting new locations and acquiring substantial market share. Past efforts have been directed toward a limited target market of airports, restaurant chains, hotel owners and management companies. If our marketing efforts fail, we may fail to attract new customers and fail to retain existing ones, which could force us to curtail or cease our business operations.

Our Networks Are Subject To Operational Risks

Our networks are subject to the operational risks inherent in large-scale, Wi-Fi and terminal based network systems. The operations, administration, maintenance and repair of these networks require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment. We cannot assure that, even if built to specifications, our networks will function as expected, in a cost-effective manner. The failure of hardware or software to function as required could render a network unable to perform at design specifications, which would require us to pay for costly repairs or retrofits and could force us to curtail or cease our business operations.

We Could Fail To Attract Or Retain Key Personnel

Our success largely depends on the efforts and abilities of key executives and consultants, including George Strouthopoulos our Chairman of the Board of Directors, Richard Schiffmann, our Chief Executive Officer and President, Stephen Cummings, our Chief Financial Officer, and Erwin Vahlsing, Jr. our Vice President of Finance. The loss of the services of any of these individuals could materially harm our business because of the cost and time necessary to replace and train a replacement. Such loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any executive. We also have a number of key employees that manage our operations and, if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. In addition, we need to attract additional high quality sales, technical and consulting personnel. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

Our Networks Are Subject To The Risk Of Obsolescence

Each of our networks are expected to have a design life of not less than 5 years; however, there can be no assurance of the actual useful life of any of these systems. The failure of any of our systems to operate for their full design life could force us to curtail or cease our business operations.

We May In The Future Be Subject To Federal and State Telecommunications
Regulation

We are not currently subject to regulation by the Federal Communications Commission and state public utility commissions. Changes in the regulation or interpretation of legislation affecting our operations could force us to change our business model and/or incur costs to comply with new regulations. These factors could force us to curtail or cease our business operations.

We Are Subject To Municipal and Other Local Regulation

Municipalities may require us to obtain building permits and licenses or franchises in order to install Wi-Fi equipment and Internet terminals in various locations. A municipality's decision to require ICOA to obtain permits or licenses could delay or impede the deployment of our networks, as well as force us to incur additional costs.

There Are Many Competitors In Our Industry And New Competitors May Enter Our Market

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

We have great concern about competing firms entering our target markets. We recognize tremendous value in being the first-to-market in many different geographical areas and market verticals especially since most of the location contracts are long-term in nature. There is no assurance that new or existing competitors will not adversely affect our business and force us to curtail or cease our business operations.

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

The Volatility Of Stock Prices May Adversely Affect The Market Price Of Our Common Stock.

The market for our Common Stock is highly volatile. The trading price of our Common Stock could be subject to wide fluctuations in response to, among other things:
         (i)  quarterly variations in operating and financial results;
         (ii) announcements of technological innovations or new products by our competitors or us;
         (iii)changes in prices of our products and services or our competitors' products and services;
         (iv) changes in product mix;
         (v)  changes in our revenue and revenue growth rates;
         (vi) response to our strategies concerning software and the Internet;
              and
         (vii)marketing and advertising.

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

Risks Associated with Potential Acquisitions.

As part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. The integration of new operations from acquisitions could place an increasing strain on our management and financial resources. If we fail to integrate the products, services and operations of any future acquisitions, we may be forced to curtail or cease our business operations. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Our inability to overcome such risks could have a material adverse effect on our business, financial condition and results of operations and force us to curtail or cease our business operations.

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

Possible Issuance Of Substantial Amounts Of Additional Common or Preferred Stock Without Stockholder Approval Could Dilute Investors.

Additional shares of common or preferred stock may be issued in connection with future mergers or acquisitions, in return for services rendered, for capital contributions to the company, or upon the exercise of stock options granted or available for grant under our stock option plans and other stock options previously granted. All of such shares may be issued without any action or approval by our stockholders. Any shares issued would further dilute the percentage ownership of the common stock.

Possible Issuance of Preferred Stock Without Stockholder Approval Could Adversely Affect the Position of Common Stockholders.

Our Articles of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. If the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.

Future Sales By Our Stockholders May Adversely Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 366,816,060 shares of common stock shown as outstanding as of April 13, 2004, 350,149,250 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 16,666,810 shares of common stock, which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

The Conversion Of Our Outstanding Debentures Will Cause Dilution To Our Existing Shareholders.

The issuance of shares upon the conversion of our outstanding debentures will have a dilutive impact on our stockholders. We currently have outstanding secured convertible debentures in the principal amount of $3,147,837 that is convertible into shares of common stock. Of these, $760,510 are convertible at prices ranging form $0.033 to 0.063 per share into 9,686,580 shares of common stock. The remaining balance of $2,387,327 is convertible at a price equal to the lower of (a) $0.04 per share or (b) an amount equal to ninety percent (90%) of the lowest daily VWAP for the 5 trading days immediately preceding the conversion date. If such conversion had taken place at $0.04, then the holder of the convertible debenture would have received 59,683,175 shares of common stock. As a result, our net income per share could decrease, in future periods, and the market price of our common stock could decline.

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

In April 2005, the company was advised that its case against World Capital, Inc. had been decided in its favor and judgment was entered against World Capital and its principals in the amount of $218,000. The defendants have appealed the ruling, and uncertainties exist regarding collectibility. In light of these uncertainties, we have not recognized any value associate with this litigation.

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

In March 2006, the case reached trial, and the fraud charges against ICOA, Inc., George Strouthopolous and Erwin Vahlsing, Jr. were dismissed. The count alleging breach of contract was upheld, and the court entered judgment against the Company in the amount of $900,000. Subsequently, the Company and plaintiff's reached a settlement under which the company will issue 30,000,000 shares of common stock. The value of these shares at the time of judgment was $900,000 which amount the Company had previously accrued on its books in the event it lost the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "ICOA".

As of April 14, 2006, we had 366,816,060 shares of common stock outstanding held by approximately 3,200 stockholders of record.

The following table sets forth the range of high and low bid prices of our Common Stock for the fiscal quarters of 2005 and 2004. The quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The source for these quotations is BigCharts.com.


           Year                      Quarter                          High                       Low
                                                                   Bid Price                  Bid Price
------------------- ---------------------------------- -------------------------- -------------------------
           2006                         2                            .0225                      .0192
------------------- ---------------------------------- -------------------------- -------------------------
                                        1                            .0410                      .0230
------------------- ---------------------------------- -------------------------- -------------------------
           2005                         4                            .0480                      .0290
------------------- ---------------------------------- -------------------------- -------------------------
                                        3                            .0630                      .0460
------------------- ---------------------------------- -------------------------- -------------------------
                                        2                             .066                      .0410
------------------- ---------------------------------- -------------------------- -------------------------
                                        1                            .1100                      .0500
------------------- ---------------------------------- -------------------------- -------------------------
           2004                         4                            .0600                      .0250
------------------- ---------------------------------- -------------------------- -------------------------
                                        3                            .0600                      .0150
------------------- ---------------------------------- -------------------------- -------------------------
                                        2                            .0920                      .0240
------------------- ---------------------------------- -------------------------- -------------------------
                                        1                            .1170                      .0670


DIVIDENDS

We have never paid a cash dividend on our Common Stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business.

Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

From January 2006 to April 13, 2006 the company received $106,230 from the sale of demand notes to accredited investors. The notes are due on demand and carry interest at the rates between 10% and 15% per annum.

On April 7, 2006 the Company signed a Term Sheet with Cornell Capital to buyout all existing Convertible Debentures and Amend the existing warrants. The term sheet requires the Company to pay Cornell Capital on or before June 1, 2006
$1,500,000 and the balance of the obligation is an unsecured $900,000 Convertible Debenture to be paid over nine months at a stated interest of 8%. The Convertible Debenture has a fixed conversion price of three cents ($0.03) per share. In consideration for the foregoing, upon closing, Cornell and the Company shall terminate the Security Agreement executed in connection with the Secured Convertible Debentures and Cornell shall release any and all security interest held in, or liens against, the assets of ICOA and its subsidiaries. All common stock Warrants shall be amended and restated to provide that the Company shall have the option to force Cornell to exercise the Warrants in the event the volume weighted average price of the Company's common stock is above the Warrant Exercise Price during any consecutive five trading day period, provided that the volume weighted average price of the Company's common stock remains above the Warrant Exercise Price during Cornell's exercise.

In February and March 2006, the Company sold $130,000 in restricted common stock to accredited investors at prices ranging from $.008 per share to $0.0188.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-KSB.


GENERAL

2005 was another year of growth and change for ICOA. ICOA's record growth and revenue generation throughout 2005 are the result of the continued execution of our strategic vision. In furtherance of its strategic goals, ICOA:

          o executed three acquisitions which significantly increased the installed locations of our wireless networks and entered three market verticals with promising growth - recreational vehicle parks, hospitality locations, and universities;

          o appointed a new Chief Executive Officer and Chief Financial Officer; and

          o    completed  the  rollout  of  an  improved   portal  for  customer
               transaction processing


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

Today, we sell, install, support and provide wired and wireless Ethernet and Internet access services, primarily through Wi-Fi "hot spots" (public wireless local area networks). As of December 31, 2005, ICOA owned or operated over 1,500 broadband access installations in high-traffic locations servicing millions of annual patrons across 45 states. The Company currently generates revenue from:

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


Until recently, the Company's revenue has had a strong reliance on one time equipment sales and installation projects. We would like to highlight, that since the beginning of the year, the revenue mix has changed with recurring revenue increasing to 78% for the year ended December 31, 2005 as compared to 43% for the same period in 2004. This is an important aspect of our long term growth as the margin on recurring revenue is significantly higher than on equipment and installation sales.

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

We believe acquisitions over the last twenty four months--QGo, ANS, iDockUSA, AuthDirect, Wise, LinkSpot, and Cafe.com -- have helped us create a new nationally-competitive company delivering a full value chain of broadband wireless services. In addition to their attractive core valuations, these acquisitions have contributed to scale and scope economies which we believe will continue to strengthen our margins and provide a basis for similar leveraging of future acquisitions.

Consistent with our strategic shift focused on wireless Internet, our kiosk business has become an ancillary part of our wireless broadband service offerings. We believe it has a continuing, but secondary, role.

Looking forward, we believe that the broadband wireless industry is entering a consolidation phase, for which we believe ICOA is well positioned.

The demand for wireless broadband continues to grow and we see a wide range of opportunities to invest in expanding our operations in the markets and business models on which we focus. Management spent more time than it preferred attending to ICOA's capital structure in 2004. While we were successful in supporting the growth noted above; during 2005, it is critical that we bring significant additional capital into ICOA. We expect to use that capital and our common and preferred stock to make a number of acquisitions consistent with our strategic vision and strengths.

At the same time, as shown in our financial statements, our December 31, 2004 balance sheet raises substantial doubt about our ability to continue as a going concern. While we remain confident of our strategic direction, we recognize that our investments in our growing business will take some time to generate sufficient cash-flow to support all of our operations and opportunities. For these reasons as well, strengthening our cash position remains a top priority for the remainder of 2005 and into 2006.

In that context, the February 2005 shareholder approval of an increase in the number of authorized shares of common stock to 750 million and the creation of 50 million shares of preferred stock represent a milestone in ICOA's development. As indicated in the proxy statement, these additional shares provide us with the opportunity to attempt to raise the growth capital we need, acquire attractive businesses and build a team that can drive ICOA forward.

In addition, ICOA has, since the shareholder meeting, been able to reach agreement with a number of lenders and claimants to convert debt to equity and resolve potential liabilities.


Going Concern

As reflected in ICOA, Inc.'s financial statements for the twelve months ended December 31, 2005, ICOA's stockholders' deficit of $4,242,229 and its working capital deficiency of $8,192,239 raise substantial doubt about its ability to continue as a going concern. The ability of ICOA to continue as a going concern is dependent on ICOA's ability to raise additional debt or capital. The financial statements for December 31, 2005 do not include any adjustments that might be necessary if ICOA is unable to continue as a going concern.

We remain confident of our strategic direction and recognize that the investment in growing our business will take some time to generate sufficient cash-flow to support all of our operations and opportunities. Strengthening the Company's cash position remains a top priority for 2006.

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

Accounts receivable and concentration of credit risk - Concentration of credit risk with respect to trade receivables is limited to customers dispersed across the United States of America. While trade receivables are concentrated in the quick service restaurant segment of the economy, the Company has begun to diversity its sales and has developed additional markets such as marinas, RV Parks, and Hotels for its services; accordingly the Company has reduced its exposure to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the various customers.

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

At December 31, 2005, the Company created an allowance for bad debts in the amount of $76,797.

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

FASB 154 - Accounting Changes and Error Corrections
In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and correction of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 155 - Accounting for Certain Hybrid Financial Instruments
In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156 - Accounting for Servicing of Financial Assets
In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Inventory - Inventory consists of equipment held for resale or staged for future installation. Inventory is valued at the lower of cost or market. Obsolete inventory is written off and disposed of on a periodic basis based on specific identification.

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

Stock Based Compensation - Financial Accounting Statement No. 123 (Revised
2004), Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

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

Derivative Liabilities - Pursuant to Emerging Issue Task Force ("EITF") EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as interest expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as interest expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as an adjustment to interest expense.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004


RESULTS OF OPERATIONS

Revenue

Our principal sources of revenue are derived from the sales, installation, support and operation of Wi-Fi "Hot Spots" (public wireless local area networks). We generated $2,475,914 in revenue for the year ended December 31, 2005 versus $1,170,719 in revenue for the year ended December 31, 2004. The revenue generated was from the sale of Wi-Fi services, equipment and installation fees, network management services and maintenance services.

Revenue was generated from the following services:

                                                       2005               2004
                                                  -----------         ----------
   Transaction Service Fees                       $ 1,514,830         $  354,324
   Licensing Fees                                           -             15,000
   Wi-Fi Equipment Sales and Service                  548,702            649,731
   Managed Services                                   412,382            151,664
                                                  -----------         ----------
                                       Total      $ 2,475,914         $1,170,719
                                                  ===========         ==========
 Cost of Services

 Cost of Services consists primarily of:

                                                       2005               2004
                                                  -----------         ----------
   Telecommunication Costs                        $   608,690         $  244,565
   Wi-Fi Equipment and Installation                   364,086            446,300
   Managed Services                                   661,940            103,069
   Depreciation Expense                               820,859            407,452
                                                  -----------         ----------
                                       Total      $ 2,455,575         $1,201,386
                                                  ===========         ==========

The Gross Margin for the year ended December 31, 2005 was primarily due to a 115% increase in recurring Transaction Service Fees offset by an increase in depreciation expense from acquired assets and newly installed Wi-Fi locations coupled with the amortization of intangible assets. The Gross Margin for the year ended December 31, 2005 increased by $51,006 over the loss incurred in 2004. Subtracting depreciation costs from the Cost of Services, the Gross Margin for the year ended December 31, 2005 was $841,198 versus a margin of $376,785 for the year ended December 31, 2004. In addition to the increased revenue attributable to Wi-Fi transaction service fees and managed services, synergies of the acquisitions completed in 2004 and 2005 lead to increasing margin with both new and existing customers.

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


          o professional fees associated with the development and creation of marketing materials as well as attendance at trade shows

          o    relocation expense for various key personnel

          o    travel and entertainment

          o facility and office-related costs such as rent, insurance, maintenance and telephone

These costs increased approximately 47% from $2,903,404 for the year ended December 31, 2004 to $4,268,199 for the year ended December 31, 2005. This increase is primarily due to an increase in payroll and related expenses offset by a decrease in professional and consulting expenses associated with the pursuit of our Wi-Fi business plan. In addition, we incurred higher costs generally associated with the completion and integration of the acquisitions undertaken in 2005. Management expects general and administrative expenses in future periods to run at similar levels as prior years in support of the growth of the business.



     2005 increase in selling, general and administrative expenses over 2004

                                                            For the year ended
                                                            December 31, 2005
                                                            --------------------
                    Payroll & benefits                      $           971,434
                    Consulting                                         (323,539)
                    Legal                                                64,234
                    Accounting                                           45,201
                    Finance Fees                                          7,942
                    Insurance                                           157,164
                    Travel & Entertainment                              355,877
                    Other                                                86,482
                                                            --------------------
                                   Increase 2005 over 2004  $         1,364,795
                                                            ====================


Depreciation and Amortization Expense included in Cost of Sales

Depreciation and amortization of intangibles expense of $820,859 was recorded for the year ended December 31, 2005 as compared to $407,452 for the year ended December 31, 2004. An increase of $413,407. The majority of the increase is due to the amortization of intangible assets acquired as part of the Wise and LinkSpot acquisitions.

Impairment of Assets Write Down

In December 2005, the Company evaluated various assets determining that three was no impairment of the economic value of any assets during the fiscal year.

In December 2004, the Company evaluated various assets determining that the economic value of its kiosk program had been impaired. Consequently, a write down of the assets was made in the amount of $352,591.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, the beneficial conversion feature on convertible notes, and the recording of the fair value of warrants issued throughout the year. Interest expense increased from $920,383 for the year ended December 31, 2004 to $4,913,365 for the year ended December 31, 2005 representing an increase of $3,992,982. The increase was primarily attributable to the increased dollar value of convertible notes, short term borrowings, the beneficial conversion feature associated with the convertible debentures which is being amortized over the life of the debenture, the fair value of the warrants which is amortized over the life of the warrants, and the recording of a derivative liability as explained in the footnotes to our statements.

Net Loss

For the year ended December 31, 2005, we had a net loss of $9,237,334 as compared to a loss of $3,922,130 for the year ended December 31, 2004. The increase in net loss of $5,315,204 was mainly due to the increase of $1,364,765 in S,G & A, an increase of $3,992,982 in interest expense, an increase of $413,407 in depreciation and amortization, offset by improving margins, and that in 2005 we did not record an impairment of assets write off which in 2004 was a $352,591 expense. The large increase in interest expense was primarily due to the recording of beneficial conversion feature associated with convertible debentures, fair value of warrants, and the recording of $2,079,980 in derivative liability as explained in the footnotes to our statements.

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

Liquidity and Capital Resources

Cash and cash equivalents were $36,601 at December 31, 2005. Net cash used in operating activities of $1,932,861 was derived from the net loss from operations offset by depreciation of equipment, furniture and fixtures, amortization of deferred finance costs and intangibles, non-cash extinguishment of debt, and increase in accrued expenses.

At December 31 2005, we had a working capital deficit of $8,192,239. We made capital expenditures of $1,576,877 during the year.

During the year ended December 31, 2005, we raised an aggregate of $965,701 from the private placement of short term notes with unrelated investors.

During the year ended December 31, 2005, we raised an aggregate of $1,600,510 from the private placement of convertible debentures.

During the year ended December 31, 2005, we raised an aggregate of $931,452 from a capital lease.

During fiscal 2005, holders of our convertible debentures converted $843,179 of outstanding debentures and $210,166 of accrued interest, and received 58,072,223 shares of our Common Stock.

During fiscal 2004, holders of our convertible debentures converted $50,000 of outstanding debentures and $0 of accrued interest, and received 4,166,666 shares of our Common Stock.

During fiscal 2005, holders of various notes converted as part of settlements, $1,614,306 of principle and $408,834 of accrued interest, and received 33,246,585 shares of Common Stock.

During fiscal 2005, the Company, in agreement with the various parties, converted accounts payable, accrued expenses, consulting, and bonus compensation totaling $1,106,508 and $0 of accrued interest, and received 22,348,356 shares of Common Stock.

During the period from June 1 through September 30, 2004, the Company issued 14,169,837 shares of common stock under a Standby Equity Distribution Agreement and utilized $312,084 of proceeds in repayment of the Promissory Note.

During the third quarter of fiscal 2003, the Company reached agreement with the holders of the balance of Convertible Debentures resulting in the cancellation of the notes and required the Company to make cash payment of $507,850 in January 2004. In addition, the Company agreed to issue Common Stock valued at $225,000 on the date of issuance and preferred stock with a value of $337,500 on the date of issuance, provided the shareholders approve a class of preferred stock and an increase in the amount of authorized shares of Common Stock at the next shareholder's meeting.

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

On January 25, 2002, a legal proceeding was commenced by us, against World Capital, Inc., a leasing company with which ICOA had a contract to finance certain equipment purchases. On June 15, 2001, we signed a lease agreement with World Capital, Inc. and made payment of $178,641.49 representing the first and last two months lease payments. On July 25, 2001 World Capital, Inc. gave notice to us of its intention not to fund the equipment lease. We have filed suit in US District Court for the Eastern District of Pennsylvania seeking recovery of the payment, accrued interest, and damages caused by the failure to fund.

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

We need to raise a minimum of $2,200,000 through public or private debt or sale of equity to meet our goals of expansion through organic growth and acquisitions. Such financing may not be available when needed. Even if such financing is available, for example, through the SEDA, it may be on terms that are materially adverse to our interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

The report of our independent auditors on our financial statements for the years ended December 31, 2005 and 2004 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.


Subsequent Events

From January 2006 to April 13, 2006 the company received $106,230 from the sale of demand notes to accredited investors. The notes are due on demand and carry interest at the rates between 10% and 15% per annum.

In February and March 2006, the Company sold $130,000 in restricted common stock to accredited investors at prices ranging from $.008 per share to $0.0188.

In February 2006, the Company issued a two year, secured convertible debenture to Cornell Capital Partners, LP in the aggregate amount of $125,000. The debenture carries similar conversion provisions as the November 2, 2005 and December 16, 2005 debentures. In addition, the Company issued 25,000,000 warrants to purchase common shares at a price of $0.01 per share, and 25,000,000 warrants to purchase common shares at a price of $0.03 per share. The warrants carry five year expirations. See below.

On March 9, 2006 the Company executed a letter of understanding with SSJ Enterprises, LLC and Street Search, LLC pertaining to the obligations imposed on the Company as a result of the recent litigation against the Company by SSJ and Street Search. The parties agreed to settle the obligation with 30,000,000 shares of stock. The agreement was executed on April 12, 2006.

On April 3, 2006 the Company signed a Letter of Intent to acquire 100% of the stock of CTURN Corporation, a high-speed wireless broadband network service provider headquartered in Salem, Oregon. The proposed transaction is subject to the execution of a definitive agreement, and is contingent upon Company's ability to refinance a significant portion of debt with third-party creditors.

On April 7, 2006 the Company signed a Term Sheet with Cornell Capital to buyout all existing Convertible Debentures and Amend the existing warrants. The term sheet requires the Company to pay Cornell Capital on or before June 1, 2006
$1,500,000 and the balance of the obligation is an unsecured $900,000 Convertible Debenture to be paid over nine months at a stated interest of 8%. The Convertible Debenture has a fixed conversion price of three cents ($0.03) per share. In consideration for the foregoing, upon closing, Cornell and the Company shall terminate the Security Agreement executed in connection with the Secured Convertible Debentures and Cornell shall release any and all security interest held in, or liens against, the assets of ICOA and its subsidiaries. All common stock Warrants shall be amended and restated to provide that the Company shall have the option to force Cornell to exercise the Warrants in the event the volume weighted average price of the Company's common stock is above the Warrant Exercise Price during any consecutive five trading day period, provided that the volume weighted average price of the Company's common stock remains above the Warrant Exercise Price during Cornell's exercise.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company required by regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Sherb & Co., LLP ("Sherb") was our independent accounting firm for the fiscal years ended December 31, 2005 and 2004.

During the fiscal years ended December 31, 2005 and 2004, ICOA has not consulted with Sherb regarding the application of accounting principles to a specific or contemplated transaction.

Neither ICOA nor anyone on its behalf consulted with Sherb regarding the type of audit opinion that might be rendered on ICOA's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

ITEM 8A.          CONTROLS AND PROCEDURES

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Financial Officer, and Vice President of Finance of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are in fact, effective at this reasonable assurance level as of the period covered.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2005, the Company's Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers and directors as of April 14, 2006.

Name and Address            Age       Position
---------------------       ---       ------------------------------------------
George Strouthopoulos        64       Chairman of the Board of Directors
Richard Schiffmann           39       Chief Executive Officer, President and
                                      Director
Stephen N. Cummings          54       Chief Financial Officer, Treasurer, and
                                      Secretary
Erwin Vahlsing, Jr.          49       Vice President Finance and Director
Steven M. Harris             50       Director
Steven Tavares               39       Director


George Strouthopoulos is our Chairman of the Board of Directors. Mr. Strouthopoulos was appointed to our Board of Directors in 1991. He has served as our Chief Executive Officer and President since his appointment in 1991 until April 1, 2005. From 1990 to 1997, Mr. Strouthopoulos was President of GoFax, Inc., and our former subsidiary. Mr. Strouthopoulos had been a full time, unpaid employee of the company until September 2000, at which time he began to receive compensation.

Richard Schiffmann is President of ICOA, Inc and became CEO on April 1, 2005. He is responsible for the strategic direction of ICOA. In December 2001, Mr. Schiffmann founded Airport Network Solutions. From December 2002 through April 2003, Mr. Schiffmann served as Vice President of Cometa Networks, a venture of Intel, IBM and AT&T.

As Vice President of Business Development for SoftNet (and their Aerzone subsidiary) from April 1998 through February 2001, Mr. Schiffmann gained much of his wireless and airport industry expertise. Aerzone was a pioneering wireless ISP for frequent business travelers in public `hot-spots' through the deployment of 802.11 infrastructure. Mr. Schiffmann was instrumental in signing significant equity partners in the business. During Aerzone's progression from business plan to launch, he managed all airport relationships, strategic alliances, roaming and pricing strategies, hotel and airline relationships.

Prior to joining SoftNet, Mr. Schiffmann was a management consultant with Dove Associates in their Consumer Broadband Group from September 1995 through April 1998 and with Coopers & Lybrand from September 1994 through August 1995.

Mr. Schiffmann received an MBA from the Kellogg Graduate School of Management and a Bachelor of Arts from Bates College.

Stephen N. Cummings is our Chief Financial Officer and Sr. Vice President since October 26, 2005. Mr. Cummings is the former Vice President of Finance and Tax at SLI International Holdings LLC (formerly SLI, Inc a publicly traded company). SLI a manufacturer in the lighting business operated in 37 countries and throughout the US. Previously, he was Treasurer and Director of Taxes at ENSR Corporation a environmental consulting engineering company. Other employment was Tax Manager at Gruntal Corporation, Assistant Treasurer at KIS Corporation, worked at Wiss & Co., CPA and was a Revenue Agent at the Internal Revenue Service.

Mr. Cummings received a Bachelor of Business Administration in Accounting from Pace University.

Erwin Vahlsing, Jr., is our Vice President Finance. Mr. Vahlsing was appointed to our Board of Directors in February of 1999. Until October 26, 2005, Mr. Vahlsing served as our Chief Financial Officer and Treasurer since his appointment in April of 1999 and served as our Secretary since his appointment in November of 2000. Since April 1999 Mr. Vahlsing had been a part-time consultant to the company. Since January 2000, Mr. Vahlsing has been a Senior Partner in the management consulting firm of Carter and Vahlsing, CPA. From 1998 to January 2000, Mr. Vahlsing was General Manager of Connect Teleservices, LLC, a telemarketing company. From 1996 to 1998, Mr. Vahlsing served as Senior Financial Analyst for Monarch Industries, an architectural woodworking firm. During 1995, Mr. Vahlsing owned Ocean State Financial Consulting, a financial consulting business.

Mr. Vahlsing received an MBA from the University of Rhode Island and a Bachelor of Arts from the University of Connecticut.

Mr. Vahlsing has announced his retirement as a Director effective at the next annual meeting of shareholders. He will remain Vice President Finance.

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

Prior to joining SoftNet, Mr. Harris worked at Pacific Telesis Group from 1983 to 1998, most recently as Vice-President- Broadband services, where he was responsible for external affairs and policy planning for video services and broadband networks. Previously, Mr. Harris was Executive Director- Regulatory planning and Policy with responsibility for federal and state regulatory policies relating to competition, corporate structure, interconnection, privacy and new technologies. He began with PacTel in 1983 as Executive Director-Regulatory Relations in Washington, D.C.

Mr. Harris was Commissioner's Assistant and Special Assistant to the General Counsel at the Federal Communications Commission and was previously in private practice.

He is a graduate of Brandeis University and the University of Michigan Law
School.

Steven Tavares is Managing Director of Seaport Capital Partners, LC. Mr. Tavares joined the board on November 18, 2005 as an independent director. Mr. Tavares began his association with ICOA as an early stage investor in 2002. He is currently active in the areas of real estate finance and syndication. As managing partner of Seaport Capital Partners LLC, he has continued to support ICOA's growth through continued investments and project funding. Prior to founding Seaport Capital Partners LLC, Tavares held various investment and asset management positions.

Mr. Tavares has an MBA from Rensellaer Polytechnic Institute and a Bachelor of Science from Johns Hopkins University.

Board of Directors

Our board currently consists of five directors. The current directors are George Strouthopoulos, Erwin Vahlsing, Jr., Richard Schiffmann, Steven M. Harris, and Steven Tavares. The Board elected Steven M. Harris and Richard Schiffmann as members of the Board, effective March 1, 2005. Mr. Vahlsing has announced his retirement as a Director effective at the next annual meeting of shareholders. The Board elected Steven Tavares as a member of the Board, effective November 18, 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance


Reporting Compliance

Section 16(a) of the Exchange Act and related regulations require the Company's directors, certain officers, and any persons holding more than 10% of the Company's common stock ("reporting persons") to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. The following individuals failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior years:

Mr. Steven Tavares, Form 3, pertaining to Mr. Tavares's appointment to the Board of Directors on November 17, 2005, and reporting direct beneficial ownership of 64,829,603 shares of Common Stock of the Company; Form 4, reporting the transfer of 19,119,832 shares to permitted transferees subsequent to December 31, 2005.

Mr. Stephen Cummings, Form 3, pertaining to Mr. Cummings's election as Chief Financial Officer and Secretary of the Company on October 27, 2005, and reporting indirect beneficial ownership of 20,000 shares of Common Stock of the Company. In addition, in April 2006, Mr. Cummings, per his employment contract receive a stock grant of 500,000 shares of common stock.

Mr. Jeffrey Gladchun, Form 3, pertaining to Mr. Gladchun's election as Assistant Secretary of the Company on January 19, 2006, and reporting that no securities are beneficially owned.

Mr. Rick Schiffmann, Form 3, pertaining to Mr. Schiffmann's election as President and Chief Executive Officer of the Company on April 1, 2005 and reporting direct beneficial ownership of 12,692,000 shares of Common Stock of the Company.

Mr. Steven Harris, Form 3, pertaining to Mr. Harris's appointment to the Board of Directors on February 8, 2005 and reporting direct beneficial ownership of 1,796,000 shares of Common Stock of the Company.

Mr. Erwin Vahlsing, Jr., Form 4, reporting the receipt of 5,000,000 shares of common stock in connection with the conversion of accrued payroll and expenses.

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

ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation Table. The following summary compensation table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2005, 2004, and 2003. Other than as set forth herein, no executive officer's aggregate cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:


                           Summary compensation table
                           --------------------------

                                    Annual Compensation                              Long-Term Compensation
                         -----------------------------------------  ----------------------------------------------------------
                                                                    Restricted
                                                                      Stock
Name &                                              Other Annual    Awards in                       LTIP        All Other
Principal Position       Year    Salary    Bonus  Compensation (1)    US$(1)       Options/SARs    Payouts      Compensation
-----------------------  ----    --------  -----  ----------------  -----------    -------------  ---------    ---------------
George                   2005     $57,000     $0                $0           0                 0          0              0(2)
Strouthopoulos(7)        2004    $120,000     $0                $0           0                 0          0              0(2)
Chief Executive          2003    $120,000     $0                $0           0                 0          0              0(2)
Officer, Chairman
of the Board of
Directors

Richard Schiffmann(4)    2005    $138,000     $0                $0           0                 0          0              0(2)
Chief Executive          2004    $120,000     $0                $0           0                 0          0              0(2)
Officer,  President
and                      2003       $   0     $0                $0           0                 0          0              0(2)
Director

Erwin Vahlsing, Jr.(6)   2005    $120,000     $0                $0           0                 0          0              0(2)
Vice President of        2004    $110,000     $0                $0           0                 0          0              0(2)
Finance, Director        2003    $105,000     $0                $0           0                 0          0              0(2)

Stephen N. Cummings(5)   2005     $24,000     $0                $0           0                 0          0              0(2)
Chief Financial Officer  2004       $   0     $0                $0           0                 0          0              0(2)
Treasurer and Secretary  2003       $   0     $0                $0           0                 0          0              0(2)


Dennis DiBattista(8)     2005    $144,000     $0                $0           0                 0          0              0(2)
VP Sales                 2004    $144,000     $0                $0           0                 0          0              0(2)
                         2003     $12,000     $0                $0           0                 0          0              0(2)


See notes below:

(1) The named executive officers did not receive any long term incentive plan payouts in 2005, 2004, 2003 or 2002.

(2) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the named executive officers.

(3) See "Certain Relationships and Related Transactions" relating to Mr. Vahlsing's arrangement with ICOA.

(4) On April 1, Mr. Schiffmann was appointed to the position of Chief Executive Officer. His compensation includes consulting service reflected as salary.

(5) Effective October 26, 2005 Mr. Cummings was appointed as Chief Financial Officer, Treasurer, and Secretary.

(6) Effective October 26, 2005 Mr. Vahlsing was replaced as Chief Financial Officer by Stephen N. Cummings. Mr. Vahlsing remains an officer of the Company as Vice President Finance. Mr. Cummings did not have any association with the Company prior to this date and is therefore not separately listed in the compensation table.

(7) Effective April 1, 2005, Mr. Strouthopoulos was replaced as Chief Executive Officer by Richard Schiffmann. Mr. Strouthopoulos remains as Chairman of the Board of Directors.

(8) Subsequent to the acquisition of QGo in October 2003, Mr. DiBattista was a consultant to the company serving as VP of Sales until August 2005 and continued as a consultant until year-end as Chief Operating Officer. Mr. DiBattista terminated his consulting agreement on December 31, 2005.

Stock options
         We did not grant stock options in 2005, 2004, or 2003 to executive officers

         No executive officer held stock options during the 2005, 2004, or 2003 fiscal years.


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

                              Employment Agreements

In December 2004, ICOA entered an employment agreement with Richard Schiffmann. The agreement is an "at-will" agreement, and provides for his appointment as president of ICOA on or before March 31, 2005, an annual salary of $120,000 until March 31, 2005 at which time his annual salary increased to $144,000. In addition to regular benefits as provided to other employees in accordance with company policy, Mr. Schiffmann was granted a relocation reimbursement of up to $20,000 and reimbursement of certain expenses incurred during his tenure as a consultant to the company of $122,605. The relocation and expense reimbursements have either been repaid, or are carried on the books as part of the accounts payable.

On June 24, 2005, ICOA entered into an employment agreement with Erwin Vahlsing, Jr. The agreement is an "at-will" agreement. Pursuant to the Agreement, Mr. Vahlsing will be paid a salary at an annualized rate of $120,000. He is eligible for the ordinary benefit programs offered by the company, including participation in stock incentive programs at a level comparable to other senior executives at similarly sized and situated companies. In the event Mr. Vahlsing's employment is terminated by the Company without cause, he will be paid six months salary.

On October 26, 2005, the Company entered into an employment agreement (the "Agreement") with Stephen N. Cummings whereby Mr. Cummings is joining the Company as Vice President and Chief Financial Officer of ICOA, Inc. Pursuant to the Agreement, Mr. Cummings employment with the Company will be at-will. He will receive a salary of $144,000 per year. In addition, Mr. Cummings will receive an stock grant of 500,000 shares of the Company's common stock, at a price of $0.04 per share, on his six month anniversary April 26, 2006) with the Company. He will also receive an option grant of 3,000,000 shares with vesting as specified in the 2005 Stock Incentive Plan with a strike price of $0.04 per share. In connection with his employment, Mr. Cummings will be eligible for ordinary benefit programs offered by the company, including group health insurance, 401(k) plan participation, expense reimbursement, vacation, bonus plan, equity compensation and other benefits as they are offered to senior management of the Company. If ICOA terminates Mr. Cumming's employment for any reason other than for cause as of a date more than six months (April 26, 2006) after this agreement, he will receive eight month's severance.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS

         The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 13, 2006 for each executive officer and director of the Company and for each person known to the Company who owns beneficially more than 5% of the outstanding shares of the Company's common stock. The percentage ownership shown in such table is based upon the 366,816,060 common shares issued and outstanding on April 13, 2006 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of the Company's common stock on April 13, 2006 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.


                                                                                   Common Stock
                                                                              Beneficially Owned(1)
                                                                       -------------------------------------
Name/Address                                      Title of Class          Amount             Percentage (2)
---------------------------------------------     --------------       --------------        ---------------
George Strouthopoulos                             common stock            9,383,033                   2.30%
111 Airport Road
Warwick, RI 02889

Erwin Vahlsing, Jr.                               common stock            5,210,100                   1.28%
111 Airport Road
Warwick, RI 02889

Richard Schiffmann                                common stock           12,692,000                   3.12%
111 Airport Road
Warwick, RI 02889

Pamela Brown                                      common stock           11,422,000                   3.81%
111 Airport Road
Warwick, RI 02889

Steven M. Harris                                  common stock            2,500,000                       *
111 Airport Road
Warwick, RI 02889

William Thomas                                    common stock           21,625,000                   5.31%
111 Airport Road
Warwick, RI 02889

Stephen N. Cummings                               common stock              520,000                       *
111 Airport Rd.
Warwick, RI  02889

Steven Tavares                                    common stock           45,709,771                  11.23%
111 Airport Rd.
Warwick, RI  02889
                                                                       --------------        ---------------
Total all principal stockholders                                        109,061,904                  26.79%
                                                                       ==============        ===============
Officers and directors as a group (6) persons                            76,014,904                  18.67%
                                                                       ==============        ===============

_______________

*        Less than one percent.


(1) Applicable percentage of ownership is based on 366,816,060 shares of common stock outstanding as of April 13, 2006 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2006, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


(2) As of April 13, 2006, there were 366,816,060 shares of ICOA's common stock issued and outstanding.


ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through July 31, 2005, ICOA leased on an annual basis, a condominium at 3 Arbor Drive, Providence, RI 02908, for use by traveling executives. The lease was with the Vice President of Finance, Erwin Vahlsing, Jr., at current market rates for similar properties in the area.

PART IV

ITEM 13.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K

(a)    Documents Files As Part Of This Report:

       Reference is herewith made to the consolidated financial statements and notes thereto included in this form 10-KSB.

(b)    Reports On Form 8-K:

       During the last quarter of the Company's fiscal year ended December 31, 2005, and the first fiscal quarter of 2006, the following Current Reports on Form 8-K were filed:

          o October 13, 2005 - Settlement of outstanding debt with Seaport Capital, LLC and Seacoast Funding, Inc.

          o October 28, 2005 - Appointment of Stephen N. Cummings as Chief Financial Officer and entry into an employment agreement.

          o    November  8,  2005  -  Renegotiation  of  and   restructuring  of
               outstanding debt with Cornell Capital, LP and the issuance of a convertible debenture to Cornell in the amount of $2,187,327.

          o November 23, 2005 - Appointment of Steven Tavares to the Board of Directors

          o January 5, 2006 - Cancellation of the 2005 Stock Option Plan effective December 28, 2005.

          o January 6, 2006 - Entry into a marketing agreement with Ooh!TV for the provisioning of content on our Wi-Fi network.

          o February 9, 2006 - Entry into a Subscription Agreement with Cornell Capital, LP for the issuance of up to $300,000 in convertible debentures.

          o March 9, 2006 - Entry into a letter of understanding with regard to settlement of the SSJ litigation and subsequent judgment awarded to SSJ.

          o    April 3, 2006 - Entry into a Letter of Intent to  acquire  CTurn,
               Inc.

(c)    Exhibits:



Exhibit No.         Description                                                Location
-----------         ---------------------------------------------------------  ------------------------------------------------
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

10.2                Standby Equity Distribution Agreement dated as of March    Incorporated by reference to Exhibit 5.1 in
                    2004 between ICOA, Inc. and Cornell Capital Partners       the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

10.3                Placement Agent Agreement dated as of March 2004 between   Incorporated by reference to Exhibit 5.1 in
                    ICOA, Inc. and Newbridge Securities Corporation            the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

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


Exhibit No.         Description                                                Location
-----------         ---------------------------------------------------------  ------------------------------------------------
10.7                Security Agreement dated as of March 2004 between ICOA,    Incorporated by reference to Exhibit 5.1 in
                    Inc. and Cornell Capital Partners                          the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

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

10.9                Investor Registration Rights Agreement dated as of March   Incorporated by reference to Exhibit 5.1 in
                    2004 between ICOA, Inc. and Cornell Capital Partners       the Registration Statement on Form SB-2 filed
                                                                               with the Securities and Exchange Commission on
                                                                               May 7, 2004

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

10.15               Convertible Promissory Note by and between the Company     Incorporated by reference to Exhibit 99.1 to
                    and William Lord                                           ICOA's Current Report on From 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 11,2005


Exhibit No.         Description                                                Location
-----------         ---------------------------------------------------------  ------------------------------------------------
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

10.18               Master Lease Agreement #5509 with Agility Lease fund I,    Incorporated by reference to Exhibit 99.1 to
                    LLC.                                                       ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 22, 2005

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

10.23               Release Agreement with Transaction Network Services, Inc.  Incorporated by reference to Exhibits 99.5 to
                                                                               ICOA's  Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on July
                                                                               14, 2005

10.24               Subscription and Release Agreement with Seaport Capital    Incorporated by reference to Exhibit 99.1 to
                    Partners, LLC.                                             ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               October 13, 2005

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


Exhibit No.         Description                                                Location
-----------         ---------------------------------------------------------  ------------------------------------------------
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

31.1                Certification pursuant to Section 302 of the               Provided herewith
                    Sarbanes-Oxley Act of 2002

31.2                Certification pursuant to Section 302 of the               Provided herewith
                    Sarbanes-Oxley Act of 2002

31.3                Certification pursuant to Section 302 of the               Provided herewith
                    Sarbanes-Oxley Act of 2002

32.1                Certification pursuant to Section 906 of the               Provided herewith
                    Sarbanes-Oxley Act of 2002

32.2                Certification pursuant to Section 906 of the               Provided herewith
                    Sarbanes-Oxley Act of 2002

32.3                Certification pursuant to Section 906 of the               Provided herewith
                    Sarbanes-Oxley Act of 2002



ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES


1.     Audit Fees

       The aggregate fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for the audit of our annual financial statements and review of our quarterly financial statements, as well as services normally provided by the accountant in connection with statutory or regulatory filings, was $52,500 for the 2005 fiscal year and $39,000 for the 2004 fiscal year.

2.     Audit-Related Fees

       The aggregate fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for the audit of the financial statements of Wise Technologies, Inc. whom the Company acquired in 2005, was $17,300.

3.     Tax Fees

       There were no fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for tax advice, tax compliance and tax planning during each of the past two fiscal years.

4.     All Other Fees

       The aggregate fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for the Edgarizing of our statuary or regulatory filings, was $15,240 for the 2005 fiscal year and $6,500 for the 2004 fiscal year.

5.     Audit Committee Pre-Approval Policies.

       The Company does not have an audit committee.

6      Work Performed by Persons other than Full-Time Permanent Employees of
       Auditor

       More than 50% of the hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year were attributed to work performed by full-time, permanent employees of Sherb & Co., LLP, our principal accountant.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of April, 2006.



                                   ICOA, INC.

                                               By: /s/  Stephen N. Cummings
                                                        ------------------------
                                               Name:    Stephen N. Cummings
                                               Title:   Chief Financial Officer,
                                                        Secretary and Treasurer





         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                                                  DATE


/s/ George Strouthopoulos                    Chairman of the Board of Directors                     April 19, 2006
----------------------------
George Strouthopoulos


/s/ Richard Schiffmann                       Chief Executive Officer (Principal Executive           April 19, 2006
----------------------------                 Officer) and Director
Richard Schiffmann


/s/ Stephen N. Cummings                      Chief Financial Officer (Principal Financial           April 19, 2006
----------------------------                 Officer), Secretary, Treasurer
Stephen N. Cummings


/s/ Erwin Vahlsing, Jr.                      Vice President Finance (Principal Accounting           April 19, 2006
----------------------------                 Officer) and Director
Erwin Vahlsing, Jr.


/s/ Steven M Harris                          Director                                               April 19, 2006
----------------------------
Steven M Harris


/s/ Steven Tavares                           Director                                               April 19, 2006
----------------------------
Steven Tavares



                           ICOA, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT................................................F-2

CONSOLIDATED BALANCE SHEET..................................................F-3

CONSOLIDATED STATEMENT OF OPERATIONS........................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.............................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................F-7 to F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
ICOA, Inc. and Subsidiaries
Warwick, Rhode Island

We have audited the accompanying consolidated balance sheet of ICOA, Inc. and Subsidiaries as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOA, Inc. and Subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $9,237,334 and $3,922,130 for the years ended December 31, 2005 and 2004, respectively. Additionally, the Company had a working capital deficiency of $8,192,239 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.




                                                /s/ Sherb & Co., LLP
                                                    Certified Public Accountants


New York, New York
April 14, 2006

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2005



                                     ASSETS

CURRENT ASSETS:
     Cash                                                       $        36,601
     Accounts receivable (net of allowance of $76,797)                  340,313
     Inventories                                                         90,406
     Prepaid expenses                                                     7,942
                                                                ----------------
        TOTAL CURRENT ASSETS                                            475,262

EQUIPMENT, net                                                        1,693,334

OTHER ASSETS:
     Long term receivables                                               64,457
     Other                                                               14,190
     Intangibles, net                                                 3,037,273
     Deferred finance costs                                             731,432
     Deposits                                                            62,005
                                                                ----------------

        TOTAL OTHER ASSETS                                            3,909,357
                                                                ----------------

                                                                $     6,077,953
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Cash overdraft                                             $        57,299
     Accounts payable and accrued expenses                            3,380,055
     Payroll tax liability                                              770,382
     Capital lease obligation                                           258,988
     Convertible debentures due in one year                             849,980
     Notes payable                                                      901,217
     Common stock to be issued                                           69,600
     Preferred stock to be issued                                       300,000
     Derivative instrument liability                                  2,079,980
                                                                ----------------

        TOTAL CURRENT LIABILITIES                                     8,667,501
                                                                ----------------


LONG TERM LIABILITIES:
     Capital lease obligation                                           672,464
     Convertible debentures                                             980,217
                                                                ----------------

        TOTAL LONG TERM LIABILITIES                                   1,652,681
                                                                ----------------


STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value; authorized shares -
     50,000,000 shares; 0 issued and outstanding                              -
     Common stock, $.0001 par value; authorized shares -
     750,000,000 shares; 357,510,172 shares issued and
     outstanding                                                         35,752
     Additional paid-in capital                                      19,097,824
     Accumulated deficit                                            (23,375,805)
                                                                ----------------

        TOTAL STOCKHOLDERS' DEFICIT                                  (4,242,229)
                                                                ----------------

                                                                $     6,077,953
                                                                ================

                 See notes to consolidated financial statements

                          ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Years Ended December 31,
                                          ----------------------------------------------
                                                  2005                     2004
                                          ----------------------    --------------------
REVENUES:
     Transaction service fees             $           1,514,830     $           354,324
     Licensing fees                                           -                  15,000
     Equipment sales and installation                   548,702                 649,731
     Managed services                                   412,382                 151,664
                                          ----------------------    --------------------
         TOTAL REVENUE                                2,475,914               1,170,719
                                          ----------------------    --------------------

COST OF SERVICES:
     Telecommunication costs                            608,690                 244,565
     Equipment and installation                         364,086                 446,300
     Managed services                                   661,940                 103,069
     Depreciation and amortization                      820,859                 407,452
                                          ----------------------    --------------------
         TOTAL COST OF SERVICES                       2,455,575               1,201,386
                                          ----------------------    --------------------

GROSS MARGIN (LOSS)                                      20,339                 (30,667)

OPERATING EXPENSES:
     Selling, general and administrative              4,268,199               2,903,404
     Depreciation                                         9,123                  10,053
     Gain on extinguishment of debt                           -                (304,968)
                                          ----------------------    --------------------
         TOTAL OPERATING EXPENSES                     4,277,322               2,608,489
                                          ----------------------    --------------------

OPERATING LOSS                                       (4,256,983)             (2,639,156)

INTEREST EXPENSE                                     (4,913,365)               (920,383)
WRITE DOWN ON IMPAIRMENT OF ASSETS                            -                (352,591)
OTHER                                                   (66,986)                (10,000)
                                          ----------------------    --------------------
NET LOSS                                  $          (9,237,334)    $        (3,922,130)
                                          ======================    ====================

BASIC AND DILUTED - LOSS PER SHARE        $               (0.03)    $             (0.03)
                                          ======================    ====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic and Diluted                          273,114,770             136,439,380
                                          ======================    ====================

                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT




                              Preferred Stock       Common Stock
                            ($.0001 par value)   ($.0001 par value)   Additional      Deferred                         Total
                            ----------------------------------------    Paid-In    Equity Finance    Accumulated   Stockholders'
                                 Shares          Shares      Amount     Capital        Costs           Deficit        Deficit
                            --------------- -------------  ---------  -----------  ---------------  -------------  -------------
Balance, December 31, 2003              -    120,565,445   $  12,057   7,408,371   $            -   $(10,216,341)  $ (2,795,913)

 Issuance of stock for:
   Conversion of debentures                    4,166,666         416      49,584                -              -         50,000
   Conversion of loans                        14,169,837       1,417     310,667                -              -        312,084
   Compensation                                3,000,000         300     269,700         (270,000)             -              -
   Acquisitions                                1,500,000         150      53,850                -              -         54,000
 Beneficial conversion                                 -           -     178,859                -              -        178,859
 Issuance of stock for
 settlements                                   5,633,333         563     506,437                -              -        507,000
 Issuance of warrants                                  -           -     102,361                -              -        102,361
 Amortization                                          -           -           -          101,250              -        101,250
 Net loss                                              -           -           -                -     (3,922,130)    (3,922,130)
                            --------------- -------------  ---------  -----------  ---------------  -------------  -------------
Balance, December 31, 2004               -   149,035,281      14,903   8,879,829         (168,750)   (14,138,471)    (5,412,489)

 Issuance of stock for:
   Conversion of debentures                   58,072,223       5,808   1,047,538                -              -      1,053,346
   Conversion of loans                        66,442,143       6,644   3,877,393                -              -      3,884,037
   Compensation                                8,583,809         858     423,238                -              -        424,096
   Acquisitions                               60,546,990       6,055   3,197,136                -              -      3,203,191
   Exercise of warrant                         1,065,179         108           -                -              -            108
 Beneficial conversion                                 -           -     313,794          168,750              -        482,544
 Issuance of warrants                                  -           -     663,874                -              -        663,874
 Issuance of stock for
 settlements                                  13,764,547       1,376     695,023                -              -        696,399

 Net loss                                              -           -           -                -     (9,237,334)    (9,237,334)
                            --------------- -------------  ---------  -----------  ---------------  -------------  -------------

Balance, December 31, 2005                -   357,510,172   $  35,752 $19,097,825   $           -   $(23,375,805)  $ (4,242,228)
                            --------------- -------------  ---------  -----------  ---------------  -------------  -------------



                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Years Ended December 31,
                                                    ----------------  -------------
                                                          2005             2004
                                                    ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                        $    (9,237,334)  $ (3,922,130)
                                                    ----------------  -------------
    Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation                                         9,123         10,053
         Depreciation of equipment                          444,983        357,881
         Write down - impairment of assets                        -        352,591
         Amortization of intangibles                        374,596         49,571
         Gain on extinguishment of debt                           -       (304,968)
         Amortization of deferred financing cost            144,555        242,763
         Stock issued for compensation                      308,775              -
         Stock to be issued for services                     69,600         61,350
         Settlement of loans payable for commons
         stock / interest expense                         1,913,938              -
         Beneficial conversion and warrants issued
         for services                                     1,146,418        216,761
         Derivative instrument liability expensed           672,870              -
    Changes in assets and liabilities:
       Accounts receivable                                 (113,468)       (84,495)
       Inventory                                             (2,151)       (88,255)
       Deposits                                             (30,167)       (16,000)
       Prepaid expenses                                      (7,942)             -
       Payroll taxes                                        694,194              -
       Accounts payable and accrued expenses              1,912,608      1,527,103
                                                    ----------------  -------------
    Net cash used in operating activities                (1,699,401)    (1,597,775)
                                                    ----------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition                                             (26,500)      (616,728)
    Increase in intangibles                                       -        (88,130)
    Other                                                    25,000         (3,000)
                                                    ----------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                        (1,500)      (707,858)
                                                    ----------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of capital leases                             (124,885)             -
    Payments of notes payable                               (37,573)       (96,093)
    Proceeds of private placement memorandum                      -        244,000
    Payments of or proceeds from notes payable -
    officers                                                      -        (61,197)
    Proceeds from convertible debentures                  2,129,591      1,128,179
    Increase in deferred finance costs                     (427,500)             -
    Proceeds from notes payable                             174,193      1,107,575
                                                    ----------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,713,826      2,322,464
                                                    ----------------  -------------

INCREASE (DECREASE) IN CASH                                  12,925         16,831

CASH - BEGINNING OF YEAR                                     23,676          6,845
                                                    ----------------  -------------
CASH - END OF YEAR                                  $        36,601   $     23,676
                                                    ================  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       State income taxes paid                      $             -   $      2,529
                                                    ================  =============
       Cash paid for interest                       $        33,569   $     36,378
                                                    ================  =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of debentures and interest into
       stock                                        $     1,053,346   $     50,000
                                                    ================  =============
       Conversion of notes under standby equity
       distribution agreement                                     -   $    312,084
                                                    ================  =============
       Conversion of notes and interest into stock  $     1,901,224   $          -
                                                    ================  =============
       Common stock to be issued for notes          $             -   $     35,500
                                                    ================  =============
       Common stock to be issued for services       $        69,600   $    107,850
                                                    ================  =============
       Common stock issued in connection with
       settlements                                  $       696,399   $    507,000
                                                    ================  =============
       Unamortized beneficial conversion            $         6,748   $    136,348
                                                    ================  =============

ACQUISITION DETAILS:
       Fair value of assets acquired                $     3,919,196   $    495,200
                                                    ================  =============
       Liabilities assumed                          $       686,152   $     80,000
                                                    ================  =============
       Common stock issued for acquisition          $     3,203,191   $     54,000
                                                    ================  =============

                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

In May 2005, the Company acquired the outstanding shares of Wise Technologies Inc, a privately held corporation, incorporated in Maryland, which designs and manages Wi-Fi solutions in various markets. It is operated as a wholly owned subsidiary.

In July 2005, the Company acquired the outstanding shares of Linkspot Inc., a privately held corporation, incorporated in Virginia, which designs and manages Wi-Fi solutions in RV parks through-out the United States. It is operated as a wholly owned subsidiary.


2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $9,237,334 and $3,922,130 for the year's ended December 31, 2005 and 2004, respectively. Additionally, the Company had a working capital deficiency of $8,192,239 at December 31, 2005. These conditions raise substantial doubts about the Company's ability to continue as a going concern.

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

On November 2, 2005 the Company restructured all its then outstanding notes with Cornell Capital, and issued a Secured Convertible Debenture to Cornell in the principal amount of $2,187,327.24, and on December 16, 2005 the Company issued a second Secured Convertible Debenture to Cornell in the principal amount of $200,000 for a total of $2,387,327.24. The principal amount of these debentures represented (i) $1,787,327.24 paid in consideration of the cancellation of the remaining principal balance and accrued interest on six outstanding promissory notes issued to Cornell from June 2004 through September 2005 and (ii) $600,000 funded to the Company as additional financing. These debentures are secured by all of the assets of the Company and its subsidiaries, accrue interest at a rate of 10% per annum, and are due on or before November 2, 2007. These debentures are convertible, at the option of the holder, into shares of common stock of the Company at the lower of $0.044 per share or 90% of the lowest volume weighted average price as quoted by Bloomberg LP for the ten (10) trading days immediately preceding the date of conversion. In connection with the transaction, the Company issued to Cornell a three year warrant to purchase 3,000,000 shares of common stock at a price of $0.04 per share.

From December 2004 to December 2005, the Company issued convertible debentures and term notes in the principal amount of $1,489,550 with various accredited investors. The convertible debentures are convertible at prices ranging from $0.033 to $0.072 per share. In addition, the Company issued to these investors warrants to purchase 3,133,450 shares of our common stock.

The Company has been delinquent in its payroll tax filings. It has accrued $770,382 consisting of the principal amount of $591,066, accrued interest of $54,000 and accrued potential penalties of $125,316.

The Company needs to raise a minimum of $2,200,000 through public or private debt or sale of equity to continue expanding communications services, voice, facsimile, data and electronic publishing network and the service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue placing terminals in high traffic locations. Such financing may not be available when needed. Even if such financing is available, for example, through the SEDA, it may be on terms that are materially adverse to our interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If the Company is unable to obtain financing on reasonable terms, the Company could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on the Company's business, operating results, or financial condition.


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

In December 2005, the Company performed the impairment tests and determined that the fair value of the customer lists and contracts exceeded its carrying value as shown above. The Company determined the projections for cash flow from the acquired assets was sufficient to support the current valuation.

Based on this valuation, the Company recorded an impairment expense in 2004 of $352,591.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable and concentration of credit risk - Concentration of credit risk with respect to trade receivables is limited to customers dispersed across the United States of America. While trade receivables are concentrated in the quick service restaurant segment of the economy, the Company has begun to diversify its sales and has developed additional markets such as marinas, RV Parks, and Hotels for its services; accordingly the Company has reduced its exposure to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the various customers.

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

At December 31, 2005, the Company created an allowance for bad debts in the amount of $76,797.

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

Impact of New Accounting Standards Recent Accounting Pronouncements
SFAS No. 123R (Revised 2004), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

In January 2003, FASB issued Interpretation No.46, Consolidation of Variable Interest Entities (FIN No.46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No.46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No.51 (FIN No.46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No.46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business users) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on our consolidated financial position, results of operations or cash flows.

FASB 154 - Accounting Changes and Error Corrections
In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and correction of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 155 - Accounting for Certain Hybrid Financial Instruments
In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156 - Accounting for Servicing of Financial Assets
In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Inventories - Inventories consists of equipment held for resale or staged for future installation. Inventories are valued at the lower of cost or market based on specific identification. Obsolete inventory is written off and disposed of on a periodic basis.

Equipment - Equipment are recorded at cost. Depreciation is provided by the straight - line method over the estimated useful lives of the related assets, which is estimated to be from three to seven years.

Intangibles - Intangibles represent the net value of the customer lists and contracts acquired in the acquisitions of both Airport Network Solutions, Inc. AuthDirect, Inc, Wise Technologies, INC., and Linkspot INC. The Company has adopted the provisions of SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142") for the determination of fair value of the intangibles carrying value.

Loss per Common Share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

Stock Based Compensation - Financial Accounting Statement No. 123R, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Revenue Recognition - The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and 104 "Revenue Recognition," and Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

Revenue from technology licensing is recognized on receipt. These licenses do not carry any long term obligations on the part of the Company

Derivative Liabilities - Pursuant to Emerging Issue Task Force ("EITF") EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as interest expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as interest expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as an adjustment to interest expense.

4. NOTES PAYABLE

 Notes payable consists of the following:

                            Lender                                Amount
                     --------------------                      ---------------
  Acquisitions (WISE Technologies, Inc)                        $      50,000
  10% interest, due on demand
  Bill Thomas,                                                       295,000
  15% to 25% interest, due on demand
  Seaport Capital,                                                   308,369
  12 to 15% interest, due on demand
  Accredited individual investors,                                   247,848
  9% to 36% interest, due on demand
                                                              ---------------
                                                       Total  $      901,217
                                                              ===============

5. INCOME TAXES

At December 31, 2005, the Company had a net operating loss carryforward of approximately $17,900,000 available as offsets against future taxable income, if any, which expire at various dates through 2025. A portion of the net operating loss carryforward will be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The difference between the recorded income tax benefits and the computed tax benefits using a 35 percent Federal statutory tax rate is as follows:

                                                                    Year Ended December 31,
                                                    ---------------------------------------------------------
                                                              2005                            2004
                                                    --------------------------      -------------------------
Expected income tax benefit                         $             (3,233,000)       $            (1,318,000)
State income tax (benefit),                                         (462,000)                      (188,000)
net of Federal effect
Permanent difference - beneficial conversion                       2,275,000                        186,000
feature and stock based compensation
Increase in valuation allowance                                    1,429,000                      1,320,000
                                                    --------------------------      -------------------------
                                                    $                      -        $                     -
                                                    ==========================      =========================



The components of the Company's deferred tax asset are as follow:

                                                                    Year Ended December 31,
                                                    ---------------------------------------------------------
                                                              2005                            2004
                                                    --------------------------      -------------------------

Net operating loss                                  $               6,300,000       $              4,880,000
Asset impairment                                                      140,000                        140,000
Valuation allowance                                                (6,440,000)                    (5,020,000)
                                                    --------------------------      -------------------------
                                                    $                       -       $                      -
                                                    ==========================      =========================



6. PAYROLL TAXES

The Company has been delinquent in its payroll tax filings. It has accrued $770,382 consisting of the principal amount of $591,066, accrued interest of $54,000 and accrued potential penalties of $125,316. The Company is in the process of preparing all payroll tax returns and is expecting to submit the returns in the 2nd quarter of 2006.



7.  EQUIPMENT

Equipment, at cost, consist of the following as of December 31, 2005:

                                                Amount                  Life
                                          ----------------        ------------
       Office equipment                   $       215,102         3 to 7 years
       Software                                   233,104         3 to 7 years
       Wi-Fi equipment                          1,879,770         3 to 5 years
                                          ---------------
                                                2,327,976
       Less accumulated depreciation              634,642
                                          ---------------
                                          $     1,693,334
                                          ===============

The Company recorded depreciation expense of $454,106 and $367,934 for the years ended December 31, 2005 and 2004 respectively.

Included in the property and equipment is $921,947 equipment included on capital lease obligations.

8. CAPITAL LEASES

Future minimum lease payments for equipment and installations acquired under capital leases at December 31, 2005 are as follow:

                            2006                                    $ 394,060
                            2007                                      394,060
                            2008                                      328,556
                                                                    ----------
                                                                    1,116,676

        Less: amounts representing interest                          (185,224)
        Net present values                                            931,452
                                                                    ----------
        Less: Current portion                                        (258,988)
                                                                    ----------
        Long-term capital lease obligation                          $ 672,464
                                                                    ==========


9. STOCKHOLDERS' DEFICIT

In February 2005, the stockholders of the Company approved an increase in authorized shares of common stock from to 750,000,000 from the previous 150,000,000 shares. Simultaneously, the stockholders approved the creation of 50,000,000 shares of preferred stock.

In 2005, the Company converted $1,053,346 in principal amount of convertible debentures, and accrued interest into 58,072,223 shares of the Company's common stock. The average price of shares issued in connection with the settlements was $0.0181 per share.

In 2005, the Company converted $3,884,037 (including $1,146,418 of interest expense) in principal amount of convertible debentures, and accrued interest into 66,442,143 shares of the Company's common stock. The average price of shares issued in connection with the settlements was $0.0585 per share. The Company recorded $1,146,418 of additional interest representing the difference between the fair value of the shares issued in excess of the balance of principal and accrued interest.

In 2005, the Company issued an aggregate of 13,764,547 shares of the Company's common stock in settlement of outstanding loans and accrued interest in the amount of $696,399. Such shares were valued at their market value on the date of issuance and had an average price of $0.0506 per share.

In 2005, the Company issued an aggregate of 8,583,809 shares of the Company's common stock in settlement of outstanding accounts payable, compensation, and accrued interest in the amount of $424,096. The average price of shares issued in connection with the settlements was $0.0494 per share.

In 2005, the Company issued an aggregate of 1,065,179 shares of the Company's common stock upon exercise of a warrant.

In 2005, the Company issued 40,000,003 shares of common stock to the shareholders of Wise Technologies, Inc. in connection with the acquisition of the company. Such shares were valued at their market value on the date of acquisition of $0.05 per share and recorded as additional purchase price of the acquisition.

In 2005, the Company issued 17,999,987 shares of common stock to the shareholders of LinkSpot Networks, Inc. in connection with the acquisition of the company. Such shares were valued at their market value on the date of acquisition of $0.0535 per share and recorded as additional purchase price of the acquisition.

In 2005, the Company issued 2,547,000 shares of common stock to the shareholders of Cafe.com in connection with the acquisition of the assets of the company. Such shares were valued at their market value on the date of acquisition of $0.055 per share and recorded as purchase price of the assets acquired.

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


10. CONVERTIBLE DEBENTURES

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

A balance of $300,000 in connection with the above described settlement is recorded on the books of the Company as `Preferred Stock to be Issued'.

In December 2003, the Company issued a convertible debenture in connection with the acquisition of Airport Network Solutions. The face value of the debenture is $200,000 and it begins accruing interest on December 18, 2004 at 5% per annum, and is convertible at a fixed price of $0.01 per share. The Company recorded a beneficial conversion feature of $200,000 on this loan which was charged to interest during 2004. In March 2005, the Company issued the shares in connection with the conversion of this debenture into equity.

In March 2004 the Company issued a Secured Convertible Debenture to Cornell Capital Partners ("Cornell") in the face amount of $350,000 and in May 2004, we issued a second Secured Convertible Debenture to Cornell in the face amount of $200,000. Both of these debentures were issued in connection with a Securities Purchase Agreement entered into with Cornell. The debentures accrued interest at a rate of 5% per annum and were convertible into shares of the Company's common stock. The Company also issued to Cornell a three-year warrant to purchase 400,000 shares of common stock at price of $0.108 per share, which price may be adjusted pursuant to the terms of the warrant.

In June 2004, the Company issued a Promissory Note to Cornell in the face amount of $800,000. The note accrued interest at a rate of 5% per annum. In January 2005, the Company issued Promissory Notes to Cornell in the face amount of $75,000 each, for an aggregate of $150,000. These notes accrued interest at 12% per annum.

In March 2005, the Company issued a Promissory Note to Cornell in the face amount of $500,000. The note accrued interest at 12% per annum. In April 2005, the Company issued a Secured Promissory Note to Cornell in the face amount of $449,804.79. This note was issued simultaneously with, and in consideration for, the cancellation of the entire remaining principal balance and accrued interest on the debentures issued to Cornell in March and May 2004. This note accrued interest at rate of 12% per annum.

In September 2005, the Company issued a Promissory Note to Cornell in the face amount of $57,500. The note accrued interest at 12% per annum.

On November 2, 2005 the Company issued a Secured Convertible Debenture in the principal amount of $2,187,327.24, and on December 16, 2005 the Company issued a second Secured Convertible Debenture to Cornell in the principal amount of $200,000 for a total of $2,387,327.24. Both debentures were issued in connection with a Securities Purchase Agreement entered into with Cornell. The principal amount of these debentures represented (i) $1,787,327.24 paid in consideration of the cancellation of the remaining principal balance and accrued interest on six outstanding promissory notes issued to Cornell from June 2004 through September 2005 and (ii) $600,000 funded to the Company as additional financing. These debentures are secured by all of the assets of the Company and its subsidiaries, accrue interest at a rate of 10% per annum, and are due on or before November 2, 2007. These debentures are convertible, at the option of the holder, into shares of common stock of the Company at the lower of $0.044 per share or 90% of the lowest volume weighted average price as quoted by Bloomberg LP for the ten (10) trading days immediately preceding the date of conversion. In connection with the transaction, the Company issued to Cornell a three year warrant to purchase 3,000,000 shares of common stock at a price of $0.04 per share.

In December 2004, the Company raised $110,000 from accredited investors through the issuance of one and two year convertible debentures at the closing market price on the day prior to the closing. In connection with the issuance of the convertible debentures, the Company also issued 684,758 three year warrants to the investors exercisable at the same price. The debentures are convertible at a price of $0.041 per share.

In 2005, the Company raised $700,510 from accredited investors through the issuance of one year convertible debentures at the closing market price on the day prior to the closing. In connection with the issuance of the convertible debentures, the Company also issued 2,437,896 warrants to the investors exercisable at the same price. The debentures mature at various dates throughout the year. The debentures are convertible at fixed prices ranging from $0.040 to $0.072 per share.

In March 2005, the Company issued $300,000 in convertible debentures, in connection with the settlement of outstanding liabilities to William Lord, the former president of our WebCenter Technologies, Inc. division. The debentures were convertible at the market price on the day prior to conversion. Subsequent to its issuance, Mr. Lord converted the debenture into 6,716,616 shares of common stock.


Convertible debentures consist of the following:

                                      Lender                       Amount
                 Cornell Capital Partners,                 $          2,387,327
                 5% interest, due March 2007
                 Accredited individual investors
                 10% to 12% interest
                 due various dates in 2006                              849,980
                                                           ---------------------
                                                                      3,237,807

                 Notes payable discounts                             (1,407,110)
                                                           ---------------------

                                               Total       $          1,830,197
                                                           =====================



Current portion of convertible debentures (1 year or less) $            730,480
Long term portion of convertible debentures                $          2,507,327

11. DERIVATIVE LIABILITIES

During the year ended December 31, 2005, the Company recognized derivative liabilities of approximately $2.3 million pursuant to the issuance of $2,187,327 of Secured Convertible Debentures and 3,000,000 warrants, on November 2, 2005, and an additional $200,000 of Secured Convertible Debentures on December 16, 2005. (See "Convertible Debt")

On November 2, 2005 the Company restructured all its then outstanding notes with Cornell Capital, and issued a Secured Convertible Debenture to Cornell in the principal amount of $2,187,327.24, and on December 16, 2005 the Company issued a second Secured Convertible Debenture to Cornell in the principal amount of $200,000 for a total of $2,387,327.24. These debentures are convertible, at the option of the holder, into shares of common stock of the Company at the lower of $0.044 per share or 90% of the lowest volume weighted average price as quoted by Bloomberg LP for the ten (10) trading days immediately preceding the date of conversion. In connection with the transaction, the Company issued to Cornell a three year warrant to purchase 3,000,000 shares of common stock at a price of $0.04 per share.

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivatives with a corresponding value recorded as liability.

As a result of the Company's meeting the requirements of SFAS 133, all of the Company's previously issued and outstanding instruments, including fixed price convertible debentures, warrants and options as well as those issued in the future, would be classified as derivative liabilities as well.

At the date of inception and at the valuation date of December 31, 2005, the following assumptions were applied to all convertible debt and warrants:

                                  At Inception             At December 31, 2005
                               ---------------------     -----------------------
Market Price:                         $0.040                        $0.034
Exercise prices                  $0.036 to $0.09               $0.036 to $0.09
Term                           1 month - 5.0 years           1 month - 4.8 years
Volatility:                           104%                          104%
Risk-free interest rate:             5.00%                         5.00%

At inception, the Cornell debenture had a term of 2 years and the associated warrants a life of 5 years. The remaining convertible debentures and warrants which had remaining lives of between 1 month and 4.33 years were also considered in the derivative liability computations.

The aggregate fair value of all derivative liabilities upon issuance of the various debt and equity instruments, less amounts allocated to the net proceeds of the issuance of common stock and convertible debentures, amounted to approximately $2.3 million at November 2, 2005 - the date of inception.

The decrease in fair value between the date of inception of the various debt and equity instruments and December 31, 2005 amounted to $175,573 and has been recorded as interest expense.

The aggregate fair value of the derivative liabilities at the date of issuance of the convertible debenture and at December 31, 2005 is as follows:


                                                            At Inception             At December 31, 2005
                                                    -------------------------- --------------------------------
Discount on convertible debentures                  $               1,421,102  $                     1,407,110
Liability associated with prior convertible
debentures and warrants                             $                 832,450                          672,870
                                                    -------------------------- --------------------------------

Total derivative liability                          $               2,253,552  $                     2,079,980
                                                    ========================== ================================



12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2005, the Company had accounts payable and accrued expenses. The table below breaks this amount out by major category.

                                                                  Amount
                                                           ---------------------
          Accounts payable - trade                         $          1,353,315
          Accrued payroll                                               546,931
          Accrued litigation                                            900,000
          Accrued interest                                              278,386
          Other accrued expenses                                        301,423
                                                           ---------------------

              Total Accounts payable and accrued expenses  $          3,380,055
                                                           =====================



13. STOCK OPTIONS AND WARRANTS

On April 24, 2002, the Company established the 2002 stock option plan ("Plan"). Options granted under the plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors and consultants of ICOA (and our affiliated corporations) who are expected to contribute to future growth and success are eligible to participate in the plan. However, incentive stock options may only be granted to persons who are employees of ICOA or certain affiliates on the date of grant.

The total number of shares of common stock for which options may be granted under the plan may not exceed 25,000,000 for the 2002 Plan, subject to possible adjustment in the future, including adjustments in the event of a recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction affecting our common stock. Any shares of common stock subject to any option which for any reason expires, is canceled or is terminated unexercised will again become available for granting of options under the plan. As of December 31, 2005, 23,857,143 shares of Common stock had been issued under the 2002 Plan, and 1,142,857 shares remain available for issuance under the Plan.

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

In 2005, the Company granted 400,000 warrants in connection with consulting, 5,089,549 warrants in connection with lease financing, 9,941,379 warrants in connection with settlements, and 5,462,899 warrants in connection with financings. The warrants were issued and exercisable at fair value at an average price of $0.04 per share. The total value of the warrants was $663,874. $483,719 was recorded as costs of settlements, and $180,155 was recorded as deferred finance cost. An additional $68,459 of warrant value was recorded as a derivative liability and interest expense.

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

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of stock options and warrants. The per-share weighted average fair value of stock options and warrants granted during 2005 and 2004 was $0.035 and $0.024 respectively on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                             2005                      2004
  Expected dividend yield                     0%                        0%
  Risk-free interest rate                     5%                        5%
  Annualized volatility                      104%                      106%
  Expected life, in years                     5                          5


Stock option and warrant activity for the years ended December 31, are summarized as follows:


----------------------------------------------- ------------------------------- -----------------------------
                                                                                       Weighted Avg.
                                                       Number of Shares                Exercise Price
----------------------------------------------- ------------------------------- -----------------------------
Outstanding Dec. 31, 2003                             7,066,660                 $           0.019
----------------------------------------------- ------------------------------- -----------------------------
   Granted - Warrants                                 4,570,554                            0.0536
----------------------------------------------- ------------------------------- -----------------------------
   Granted - Options
----------------------------------------------- ------------------------------- -----------------------------
   Exercised
----------------------------------------------- ------------------------------- -----------------------------
   Cancelled on settlements                            (300,000)                             0.01
----------------------------------------------- ------------------------------- -----------------------------
   Expired
----------------------------------------------- ------------------------------- -----------------------------

Outstanding Dec. 31, 2004                            11,337,214                 $           0.024
----------------------------------------------- ------------------------------- -----------------------------
   Granted - Warrants                                20,893,824                             0.040
----------------------------------------------- ------------------------------- -----------------------------
   Granted - Options
----------------------------------------------- ------------------------------- -----------------------------
   Exercised                                         (1,066,660)                           0.0001
----------------------------------------------- ------------------------------- -----------------------------
   Cancelled on settlements
----------------------------------------------- ------------------------------- -----------------------------
   Expired                                           (2,000,000)                           0.0450
----------------------------------------------- ------------------------------- -----------------------------
Outstanding Dec. 31, 2005                            29,164,378                 $          0.0384
----------------------------------------------- ------------------------------- -----------------------------

At December 31, 2005, the range of price for all outstanding stock options and warrants was $0.01 to $0.108 per share, with an average remaining life of 3 years and an average exercise price of $0.0384 per share. All warrants were exercisable at December 31, 2005.


14. EARNINGS (LOSS) PER SHARE

In connection with the potential conversion of various convertible debentures, and the exercise of outstanding warrants, the table below shows the increase in equity and the anti-dilutive impact on the results for December 31, 2005 had such shares been issued and outstanding at year end.

Shares to be issuable on exercise or conversion are based on the stated issuance price or the closing bid price at December 31, 2005 and 2004 respectively of $0.034 per share and $0.05.


                                                              Number of shares issuable
                                         --------------------------------------------------------------------
         Exercise or conversion of:                   2005                                 2004
                                         --------------------------------     -------------------------------
      Warrants                                                29,164,378                          11,337,214
      Convertible debentures                                  90,551,022                          31,239,032
      SEDA conversions                                                 0                           9,758,320
                                         --------------------------------     -------------------------------
                                  Total                      119,715,400                          52,334,566
                                         ================================     ===============================



15. INTANGIBLE ASSETS

In fiscal 2005, the Company recorded additions of $3,173,869 in intangible assets, primarily related to the acquisitions of Wise Technologies, Inc. and LinkSpot Networks, Inc. Such amount was allocated to customer lists and contracts. The Company recorded amortization for the fiscal year 2005. The customer lists and contracts have an expected life of 5 years.

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


                  Customer Lists and Contracts                       $3,481,411
                     Less: accumulated amortization                     444,138
                                                                     -----------
                  Net                                                $3,037,273
                                                                     ===========

The Company recorded amortization expense of $374,596 and $58,570 for the years ended December 31, 2005 and 2004 respectively.

Expected amortization for the next five years is:

                               ---------------------- --------------------
                                Year Ended December
                                        31,                  Amortization
                               ---------------------- --------------------
                               2006                   $           708,033
                               ---------------------- --------------------
                               2007                   $           693,344
                               ---------------------- --------------------
                               2008                   $           667,686
                               ---------------------- --------------------
                               2009                   $           634,774
                               ---------------------- --------------------
                               2010                   $           333,436
                               ---------------------- --------------------

The Company has adopted the provisions of SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142") for the determination of fair value of the intangibles carrying value. In accordance with SFAS 142, the Company performs impairment tests on purchased intangible assets every December of its fiscal year. In December 2005, the Company performed the impairment tests and determined that the fair value of the customer lists and contracts exceeded its carrying value as shown above. The Company determined the projections for cash flow from the acquired assets was sufficient to support the current valuation.

16.      ACQUISITIONS

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

On May 26, 2005, the Company acquired the outstanding shares, in exchange for $2,000,000 of common stock and the assumption of a $50,000 note, of Wise Technologies, Inc., a privately held corporation that provides Wi-Fi services in various airports, hotels, and universities. It is operated as a wholly-owned subsidiary.

On July 8, 2005, the Company acquired the outstanding shares, in exchange for $962,999 of commons stock, of LinkSpot Networks, Inc., a privately held corporation that provides Wi-Fi services in various RV Parks and recreation facilities. It is operated as a wholly-owned subsidiary.

On July 28, 2005, the Company acquired the operating assets of Cafe.com, in exchange for $30,000 of cash and $140,085 of commons stock. The assets consist of equipment and contracts to provide Wi-Fi services in various west coast based coffee shops.

The above acquisitions have been accounted for as purchases and their results of operations are included in the financial statements of the Company from the date of acquisition.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:


           -------------------------------- --------------- ---------------- -----------------
                                                  Wise           LinkSpot
                                             Technologies      Technologies      Cafe.com
           -------------------------------- --------------- ---------------- -----------------
           Purchase Price                   $    2,100,000  $       962,999  $        170,045
           -------------------------------- --------------- ---------------- -----------------

           -------------------------------- --------------- ---------------- -----------------
           Assets   Acquired                $      331,080  $       244,202  $        170,045
           -------------------------------- --------------- ---------------- -----------------

           -------------------------------- --------------- ---------------- -----------------
           Liabilities assumed              $      441,949  $       244,203  $              0
           -------------------------------- --------------- ---------------- -----------------

           -------------------------------- --------------- ---------------- -----------------
           Total assets                     $    (110,869)  $            (1) $        170,045
           -------------------------------- --------------- ---------------- -----------------

           -------------------------------- --------------- ---------------- -----------------
           Identifiable intangible assets   $    2,210,869  $       963,000  $              0
           -------------------------------- --------------- ---------------- -----------------


The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of iDock, AuthDirect, WISE, Linkspot, and Cafe.com had occurred as of the following periods:


-------------------------- -------------------------- --------------------------- --------------------------
                                                                                          Pro Forma,
                            As reported, Year Ended                                      Year Ended
          2005                 December 31, 2005       Pre-Acquisition Operations     December 31, 2005
-------------------------- -------------------------- --------------------------- --------------------------
Revenues                   $        2,475,914         $         431,186           $       2,907,100
-------------------------- -------------------------- --------------------------- --------------------------
Loss before                       (9,237,334)                  (810,419)                 (10,047,754)
extraordinary items
-------------------------- -------------------------- --------------------------- --------------------------
Net Loss                          (9,237,334)                  (810,419)                 (10,047,754)
-------------------------- -------------------------- --------------------------- --------------------------
Loss per common share      $         (0.03)                                       $         (0.03)
-------------------------- -------------------------- --------------------------- --------------------------
Shares outstanding                273,114,770                                            296,721,547
-------------------------- -------------------------- --------------------------- --------------------------



--------------------------- -------------------------- --------------------------- --------------------------
                                                                                          Pro Forma,
                            As reported, Year Ended                                      Year Ended
          2004                 December 31, 2004       Pre-Acquisition Operations     December 31, 2004
--------------------------- -------------------------- --------------------------- --------------------------
Revenues                    $       1,170,719          $         930,962           $       2,101,681
--------------------------- -------------------------- --------------------------- --------------------------
Loss before extraordinary          (3,765,840)                 (1,909,304)                (5,675,144)
items
--------------------------- -------------------------- --------------------------- --------------------------
Net Loss                           (3,765,840)                 (1,909,304)                (5,675,144)
--------------------------- -------------------------- --------------------------- --------------------------
Loss per common share       $         (0.03)                                       $         (0.03)
--------------------------- -------------------------- --------------------------- --------------------------
Shares outstanding                 136,439,380                                            196,986,267
--------------------------- -------------------------- --------------------------- --------------------------

17.      LITIGATION

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

In March 2006, the case reached trial, and the fraud charges against ICOA, Inc., George Strouthopoulos, and Erwin Vahlsing, Jr. were dismissed. The count alleging breach of contract was upheld, and the jury entered judgment against the Company in the amount of $900,000. Subsequently, the Company and the plaintiff's have reached a settlement under which the Company will issue 30,000,000 shares of common stock. The value of these shares at time of judgment was $900,000 which amount the Company had previously accrued on its books in the event it lost the case.

18. EMPLOYMENT AGREEMENTS

In December 2004, ICOA entered an employment agreement with Richard Schiffmann. The agreement is an "at-will" agreement, and provides for his appointment as president of ICOA on or before March 31, 2005, an annual salary of $120,000 until March 31, 2005 at which time his annual salary increased to $144,000. In addition to regular benefits as provided to other employees in accordance with Company policy, Mr. Schiffmann was granted a relocation reimbursement of up to $20,000 and reimbursement of certain expenses incurred during his tenure as a consultant to the company of $122,605. The relocation and expense reimbursements have either been repaid, or are carried on the books as part of the accounts payable.

In June 2005, ICOA entered into an employment agreement with Erwin Vahlsing, Jr. The agreement is an "at-will" agreement. Pursuant to the Agreement, Mr. Vahlsing will be paid a salary at an annualized rate of $120,000. He is eligible for the ordinary benefit programs offered by the Company, including participation in stock incentive programs at a level comparable to other senior executives at similarly sized and situated companies. In the event Mr. Vahlsing's employment is terminated by the Company without cause, he will be paid six months salary.

On October 26, 2005, the Company entered into an employment agreement (the "Agreement") with Stephen N. Cummings whereby Mr. Cummings is joining the Company as Vice President and Chief Financial Officer of ICOA, Inc. Pursuant to the Agreement, Mr. Cummings employment with the Company will be at-will. He will receive a salary of $144,000 per year. In addition, Mr. Cummings will receive a stock grant of 500,000 shares of the Company's common stock, at a price of $0.04 per share, on his six month anniversary (April 26, 2006) with the Company. He will also receive an option grant of 3,000,000 shares with vesting as specified in the 2005 Stock Incentive Plan with a strike price of $0.04 per share. In connection with his employment, Mr. Cummings will be eligible for ordinary benefit programs offered by the company, including group health insurance, 401(k) plan participation, expense reimbursement, vacation, bonus plan, equity compensation and other benefits as they are offered to senior management of the Company. If ICOA terminates Mr. Cumming's employment for any reason other than for cause as of a date more than six months (April 26, 2006) after this agreement, he will receive eight month's severance.

19. RELATED PARTY TRANSACTIONS

Through July 31, 2005, ICOA leased on an annual basis, a condominium at 3 Arbor Drive, Providence, RI 02908, for use by traveling executives. The lease was with the Vice President of Finance, Erwin Vahlsing, Jr., at current market rates for similar properties in the area.

20. SUBSEQUENT EVENTS

From January 2006 to April 13, 2006 the Company received $106,230 from the sale of demand notes to accredited investors. The notes are due on demand and carry interest at the rates between 10% and 15% per annum.

In February and March 2006, the Company sold $130,000 in restricted common stock to accredited investors at prices ranging from $.008 per share to $0.0188.

In February 2006, the Company issued a two year, secured convertible debenture to Cornell Capital Partners, LP in the aggregate amount of $125,000. The debenture carries similar conversion provisions as the November 2, 2005 and December 16, 2005 debentures. In addition, the Company issued 25,000,000 warrants to purchase common shares at a price of $0.01 per share, and 25,000,000 warrants to purchase common shares at a price of $0.03 per share. The warrants carry five year expirations. See below.

On March 9, 2006 the Company executed a letter of understanding with SSJ Enterprises, LLC and Street Search, LLC pertaining to the obligations imposed on the Company as a result of the recent litigation against the Company by SSJ and Street Search. The parties agreed to settle the obligation with 30,000,000 shares of stock. The agreement was executed on April 12, 2006.

On April 3, 2006 the Company signed a Letter of Intent to acquire 100% of the stock of CTURN Corporation, a high-speed wireless broadband network service provider headquartered in Salem, Oregon. The proposed transaction is subject to the execution of a definitive agreement, and is contingent upon Company's ability to refinance a significant portion of debt with third-party creditors.

On April 7, 2006 the Company signed a Term Sheet with Cornell Capital to buyout all existing Convertible Debentures and Amend the existing warrants. The term sheet requires the Company to pay Cornell Capital on or before June 1, 2006 $1,500,000 and the balance of the obligation is an unsecured $900,000 Convertible Debenture to be paid over nine months at a stated interest of 8%. The Convertible Debenture has a fixed conversion price of three cents ($0.03) per share. In consideration for the foregoing, upon closing, Cornell and the Company shall terminate the Security Agreement executed in connection with the Secured Convertible Debentures and Cornell shall release any and all security interest held in, or liens against, the assets of ICOA and its subsidiaries. All common stock Warrants shall be amended and restated to provide that the Company shall have the option to force Cornell to exercise the Warrants in the event the volume weighted average price of the Company's common stock is above the Warrant Exercise Price during any consecutive five trading day period, provided that the volume weighted average price of the Company's common stock remains above the Warrant Exercise Price during Cornell's exercise.