Form 10QSB
period 2006-03-31
ICOA INC
filed 2006-05-16
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2006

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

                                                           Yes   [X]    No [ ]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                           Yes   [ ]    No [X]


The number of shares of common stock outstanding as of May 15, 2006 was 381,808,967
There were no shares of preferred stock outstanding as of May 15, 2006

PART I - FINANCIAL INFORMATION

Item 1.        Unaudited Consolidated Balance Sheet at March 31, 2006.........3

               Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005...........................4

               Unaudited Consolidated Statements of Cash Flows for the three months ended March 21, 2006 and 2005...........................5

               Notes to the Unaudited Consolidated Financial Statements.......6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................12

Item 3.        Controls and Procedures.......................................19


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.............................................20

Item 2.        Changes in Securities.........................................20

Item 3.        Default on Senior Securities..................................20

Item 4.        Submission of Matters to a Vote of Security Holders...........20

Item 5.        Exhibits......................................................20


SIGNATURES

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                    Unaudited


                                     ASSETS

CURRENT ASSETS:
     Cash                                                       $        40,402
     Accounts receivable (net of allowance of $79,655)                  305,632
     Inventories                                                         94,001
     Prepaid expenses                                                    19,006
                                                                ----------------

        TOTAL CURRENT ASSETS                                            459,041

EQUIPMENT, net                                                        1,524,040

OTHER ASSETS:
     Long term receivables                                               55,566
     Other                                                               14,190
     Intangibles, net                                                 2,860,265
     Deferred finance costs                                             644,887
     Deposits                                                           103,173
                                                                ----------------

        TOTAL OTHER ASSETS                                            3,678,081
                                                                ----------------


                                                                $     5,661,162
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Cash overdraft                                             $        50,149
     Accounts payable and accrued expenses                            2,682,166
     Payroll tax liability                                              916,649
     Capital lease obligation                                           258,988
     Convertible debentures due in one year                             845,510
     Notes payable                                                      879,571
     Common stock to be issued                                          939,600
     Preferred stock to be issued                                       300,000
     Derivative instrument liability                                  2,117,045
                                                                ----------------

        TOTAL CURRENT LIABILITIES                                     8,989,678
                                                                ----------------


LONG TERM LIABILITIES:
     Capital lease obligation                                           640,652
     Convertible debentures                                             996,898
                                                                ----------------

        TOTAL LONG TERM LIABILITIES                                   1,637,550
                                                                ----------------


STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value; authorized shares -
        50,000,000 shares; 0 issued and outstanding                           -
     Common stock, $.0001 par value; authorized shares -
        750,000,000 shares; 381,808,967 shares issued and
        outstanding                                                      38,182
     Additional paid-in capital                                      19,765,170
     Accumulated deficit                                            (24,769,418)
                                                                ----------------

        TOTAL STOCKHOLDERS' DEFICIT                                  (4,966,066)
                                                                ----------------

                                                                $     5,661,162
                                                                ================


                 See notes to consolidated financial statements

                          ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited


                                              Three Months Ended March 31,
                                       -----------------------------------------
                                              2006                    2005
                                       --------------------    -----------------
REVENUES:
     Transaction service fees          $           533,241     $        147,975
     Equipment sales and installation              134,661              271,592
     Managed services                              146,089               70,348
                                       --------------------    -----------------
         TOTAL REVENUE                             813,991              489,915
                                       --------------------    -----------------

COST OF SERVICES:
     Telecommunication costs                       194,575               73,298
     Equipment and installation                     72,273              142,169
     Managed services                              176,300              110,842
     Depreciation and amortization                 344,784               62,542
                                       --------------------    -----------------
         TOTAL COST OF SERVICES                    787,932              388,851
                                       --------------------    -----------------

GROSS MARGIN                                        26,059              101,064

OPERATING EXPENSES:
     Selling, general and administrative           741,584            1,243,405
     Depreciation                                    2,123                2,202
                                       --------------------    -----------------
         TOTAL OPERATING EXPENSES                  743,707            1,245,607
                                       --------------------    -----------------

OPERATING LOSS                                    (717,648)          (1,144,542)

INTEREST EXPENSE                                  (237,444)            (751,539)
OTHER                                             (438,521)                   -
                                       --------------------    -----------------
NET LOSS                               $        (1,393,613)    $     (1,896,081)
                                       ====================    =================

BASIC AND DILUTED - LOSS PER SHARE     $            (0.004)    $         (0.011)
                                       ====================    =================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
         Basic and Diluted                     369,728,208          173,627,052
                                       ====================    =================



                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                     For the Three Months Ended March 31,
                                                     ------------------------------------
                                                           2006                2005
                                                     ------------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $      (1,393,613)   $   (1,896,082)
                                                     ------------------   ---------------
    Adjustments to reconcile net loss to net cash
    used in operating activities:
           Depreciation                                          2,123             2,202
           Depreciation of equipment                           167,171            40,917
           Amortization of intangibles                         177,008            18,315
           Amortization of deferred financing cost             114,045            89,139
           Stock issued for compensation                       300,000           483,681
           Beneficial conversion and warrants issued
           for services                                              -           342,340
           Derivative instrument liability expensed            138,520                 -
    Changes in assets and liabilities:
        Accounts receivable                                     43,572          (188,828)
        Inventory                                               (3,595)           64,190
        Deposits                                               (41,168)          (10,000)
        Prepaid expenses                                       (11,064)           28,267
        Other assets                                                 -           (21,815)
        Payroll taxes                                          146,268                 -
        Accounts payable and accrued expenses                  194,961           555,545
                                                     ------------------   ---------------
    Net cash used in operating activities                     (165,772)         (492,129)
                                                     ------------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Other                                                            -           (75,000)
                                                     ------------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES                                -           (75,000)
                                                     ------------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of capital leases                                 (31,812)                -
    Payments of notes payable                                  (82,357)                -
    Proceeds of private placement                              130,000                 -
    Payments of convertible debentures                          (4,470)                -
    Proceeds from convertible debentures                       125,000           258,190
    Increase in deferred finance costs                         (27,500)          (16,250)
    Proceeds from notes payable                                 60,712           309,500
                                                                     -                 -
                                                     ------------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      169,573           551,440
                                                     ------------------   ---------------
INCREASE (DECREASE) IN CASH                                      3,801           (15,689)

CASH - BEGINNING OF YEAR                                        36,601            23,626
                                                     ------------------   ---------------

CASH - END OF PERIOD                                 $          40,402    $        7,937
                                                     ==================   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
        State income taxes paid                      $               -    $            -
                                                     ==================   ===============
        Cash paid for interest                       $          13,044    $       14,157
                                                     ==================   ===============


NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Conversion of debentures and interest into
        stock                                        $         209,775    $      275,000
                                                     ==================   ===============
        Conversion of notes and interest into stock  $               -    $    1,107,837
                                                     ==================   ===============
        Reclass of accounts payable to common stock
        to be issued                                 $         900,000    $            -
                                                     ==================   ===============
        Common stock issued in connection with
        settlements                                  $               -    $      507,000
                                                     ==================   ===============
        Unamortized beneficial conversion            $               -    $       50,158
                                                     ==================   ===============


                 See notes to consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Interim Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. ICOA, Inc. and Subsidiaries (the "Company"), believe that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Note 2 - Going Concern

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $24,769,418 and $23,375,805 at March 31, 2006 and December 31, 2005, respectively. The Company also has a working capital deficiency of $8,530,637 and $8,192,239 at March 31, 2006 and December 31, 2005, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.


Note 3 - Convertible Debentures

         On November 2, 2005 the Company issued a Secured Convertible Debenture in the principal amount of $2,187,327.24, and on December 16, 2005 the Company issued a second Secured Convertible Debenture to Cornell in the principal amount of $200,000 for a total of $2,387,327.24. Both debentures were issued in connection with a Securities Purchase Agreement.

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

         In February 2006, the Company issued a two year, secured convertible debenture to Cornell Capital Partners, LP in the aggregate amount of $125,000. The debenture carries similar conversion provisions as the November 2, 2005 and December 16, 2005 debentures. In addition, the Company issued 25,000,000 warrants to purchase common shares at a price of $0.01 per share, and 25,000,000 warrants to purchase common shares at a price of $0.03 per share. The warrants carry three year expirations. See below.

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

         In January 2006, the Company issued 3,572,851 shares of common stock upon conversion of $104,327.24 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0292 per share.

         In February 2006, the Company issued 1,760,563 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0284 per share.

         In March 2006, the Company issued 2,183,000 shares of common stock upon conversion of $55,448.20 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0254 per share.


Note 4 - Notes Payable

         From January 2006 through March 2006, the Company issued short term bridge notes totaling $60,712 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum. During the same period, the Company repaid $77,712 to Seaport Capital consisting of the bridge notes secured between January and March, and a previous bridge note issued in December 2005.


Note 5 - Stockholders' Deficit

         On February 22, 2006, the Company sold 2,659,574 shares of restricted common stock for a total of $50,000. The shares were issued at an average price of $0.0188 per share.

         On March 24, 2006, the Company sold 13,333,333 shares of restricted common stock for a total of $80,000. The shares were issued at an average price of $0.006 per share.

         The difference between the issue price and the fair market price of the shares was expensed and classified as other expense in the statement of operations.

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

         In March 2006, the case reached trial, and the fraud charges against ICOA, Inc., George Strouthopoulos, and Erwin Vahlsing, Jr. were dismissed. The count alleging breach of contract was upheld, and the jury entered judgment against the Company in the amount of $900,000. Subsequently, the Company and the plaintiff's have reached a settlement under which the Company will issue 30,000,000 shares of common stock. The value of these shares at time of judgment was $900,000 which amount the Company had previously accrued on its books in the event it lost the case. Accordingly, the Company has reclassified this amount from accounts payable to stock to be issued.

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




Note 8 - Acquisitions

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

         The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Wise, LinkSpot, and Cafe.com had occurred as of the following period:



     -------------------------- -------------------------- -------------------------- ---------------------------
                                   As reported, Three                                         Pro Forma,
               2005                   Months Ended              Pre-Acquisition           Three Months Ended
                                     March 31, 2005               Operations                March 31, 2005
     -------------------------- -------------------------- -------------------------- ---------------------------
     Revenues                   $                 489,915  $                 280,826  $                  770,741
     -------------------------- -------------------------- -------------------------- ---------------------------
     Loss before
     extraordinary items                       (1,896,081)                  (430,092)                 (2,326,173)
     -------------------------- -------------------------- -------------------------- ---------------------------
     Net Loss                                  (1,896,081)                  (430,092)                 (2,326,173)
     -------------------------- -------------------------- -------------------------- ---------------------------
     Loss per common share      $                  (0.011)                            $                   (0.010)
     -------------------------- -------------------------- -------------------------- ---------------------------
     Shares outstanding                       173,627,052                                            234,174,042
     -------------------------- -------------------------- -------------------------- ---------------------------





Note 9 - Warrants

         In connection with the convertible debentures issued in February 2006 to Cornell Capital, the Company issued three year warrants in the following amounts:

          o Warrants to purchase up to 25,000,000 shares of common stock at a price of $0.01 per share

          o Warrants to purchase up to 25,000,000 shares of common stock at a price of $0.03 per share


Note 10 - Derivative Liabilities

         In 2005, the Company determined that the conversion feature of the convertible debentures entered into with Cornell Capital represented an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

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

         In February 2006, the Company issued an additional convertible debenture to Cornell Capital in the face amount of $200,000 and issued warrants to purchase 25,000,000 shares of common stock at a price of $0.01 per share, and an additional 25,000,000 shares of common stock at a price of $0.03 per share. In connection with this transaction the Company recorded $94,154 as a discount on convertible debentures; interest expense of $1,496,932; and a derivative liability of $1,591,086.

         The decrease in fair value between the date of inception of the various debt and equity instruments and March 31, 2006 amounted to $24,597 and has been recorded as interest expense.

         The aggregate fair value of the derivative liabilities at the date of issuance of the convertible debenture and at March 31, 2006 is as follows:

                                                                At Inception             At March 31, 2006
                                                       ---------------------------  ----------------------------
        Discount on convertible debentures             $                1,421,102   $                 1,305,654
        Liability associated with prior convertible
        debentures and warrants                        $                  832,450                       811,391
                                                       ---------------------------  ----------------------------

         Total derivative liability                    $                2,253,552    $                2,117,045
                                                       ===========================  ============================


Note 11 - Stock Options and Warrants

         Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. The Company did not recognize any costs associated with stock-based awards in the first quarter of 2006 as none were granted or unvested prior to January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based awards using the "disclosure only" alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

         The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. This method, and the underlying assumptions are further described in footnote 13 of our report on Form 10K dated December 31, 2005.



Note 12 - Subsequent Events

         In April 2006, the Company received $50,000 from the sale of a term note to an accredited investor. The note is due on June 1, 2006 and carries interest at a rate of 12% per annum. In addition, the investor received a two year warrant to purchase 555,555 shares of common stock at an exercise price of $0.045 per share. Pursuant to the penalty provision, the Investor will receive an additional 2,222,220 common stock warrants if the Company fails to pay the principal and accrued interest on the Maturity Date.

         In April 2006, the Company sold $150,000 in restricted common stock to accredited investors at prices ranging from $.0060 per share to $0.0112 per share.

         In April 2006, the Company received $11,230 from the issuance of a demand note to an accredited investor. The note carries interest at a rate of 12% per annum.

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

         On March 9, 2006 the Company executed a letter of understanding with SSJ Enterprises, LLC and Street Search, LLC pertaining to the obligations imposed on the Company as a result of the recent litigation against the Company by SSJ and Street Search. The parties agreed to settle the obligation with 30,000,000 shares of stock. The agreement was executed on April 12, 2006. The previously recorded accrual of $900,000 has been reclassified from accounts payable / accrued expenses to stock to be issued.

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

Today, we sell, install, support and provide wired and wireless Ethernet and Internet access services, primarily through Wi-Fi "hot spots" (public wireless local area networks). As of March 31, 2006, ICOA owned or operated over 1,600 broadband access installations in high-traffic locations servicing millions of annual patrons across 45 states. The Company currently generates revenue from:

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


Until recently, the Company's revenue has had a strong reliance on one time equipment sales and installation projects. The revenue mix has changed with recurring revenue increasing to 83.5% of total revenue for the three months ended March 31, 2006 as compared to 44.6% for the same period in 2005. This is an important aspect of our long term growth as the margin on recurring revenue is significantly higher than on equipment and installation sales.

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

We have grown through acquisition and look to continue to do so. Our near to medium term strategy is to continue to acquire promising Wi-Fi and broadband services companies as capital resources allow 1) in market segments targeted for growth and anticipated profitability or 2) with unique infrastructure capabilities. We look for leading companies with management strength, and who are strategically placed in market segments which may offer intrinsic value per share. In the future, we may also consider equity investments in related and complementary companies and assets which further our strategic objectives, support our key business initiatives and enhance shareholder value.

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

During the first quarter of 2006, we continued our focus on a vertical driven view of our business. This focus may bring about a future reorganization along these lines to bring acquired assets in line with the verticals and our sales, marketing, and support platforms. These new business verticals include ICOA Airport Networks and ICOA Managed Services. We will continue for the near-term with the market-forward LinkSpot, iDockUSA, Cafe.com and WiSE units operating under the umbrella of ICOA, Inc.

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

ICOA Managed Services
Our managed services business unit is focused on the sale, design, deployment and management of amenity networks, as well as deployments and management of hospitality, municipal and wholesale back office market segments. This includes the offering of Tollbooth(TM), our turn-key back office solution, to unaffiliated wireless service providers globally. Our back office solution suite also includes network operating center and customer care center services to the marketplace, as well as for our wholly-owned segment-focused units such as ICOA Airport Networks, LinkSpot and iDockUSA. The managed services customer base has increased 88% since January 2005. ICOA is the market innovator of large-scale amenity Wi-Fi currently managing over 1,500 amenity locations nationally. In numerous segments, such as restaurants, hospitality, cafes, we believe amenity Wi-Fi services will experience increased acceptance.

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

iDock/Marina Segment
Our iDockUSA division provides broadband wireless Internet and related services in over 51 marinas reaching over 20,000 slips. In California, iDock has secured a dominate market position, and is expanding to other geographic markets. Our strategy is to continue to expand geographically, develop strategic partnerships with related marina segment companies, offer ancillary services and content and continue to explore accretive acquisitions.

WiSE Technologies
Our Wise Technologies subsidiary provides Wi-Fi services to 8 airports, and various hospitality, higher education, MDU's, highway plazas and cafes. The WiSE footprint is in the process of being reassigned to segment-focused business units within the Company, such as ICOA Airport Networks and ICOA Managed Services.

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

SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2005. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.



Results of operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005.


Revenue
Our revenue is derived from the ownership and operation of neutral-host broadband wireless Wi-Fi Hot Spots and High Speed Internet terminals in high traffic public locations, and Wi-Fi equipment sales, installation fees, and network management and maintenance services.

For period ended March 31, 2006, quarterly revenue increased $324,076 or 66% to $813,991 as compared to $489,915 for the quarter ended March 31, 2005.

The revenue growth for the three months ended March 31, 2006 is primarily due to the increasing Transaction Service Fees and an increase in Managed Services Fees period over period as well as year over year while new Equipment Sales decreased as the Company did not pursue several large projects of the type it completed in the first quarter of 2005. A portion of this increase is a result of the acquisitions completed in 2005.

Revenue was generated from the following services:

                                           For the three months ended
                                          March 31,          March 31,
                                            2006               2005
                                      ------------------ ------------------
Transaction Service Fees              $         533,241  $         147,975
Wi-Fi Equipment Sales and Service               134,661            271,592
Managed Services                                146,089             70,348
                                      ------------------ ------------------
                               Total  $         813,991  $         489,915
                                      ================== ==================


Cost of Services consists primarily of:

                                           For the three months ended
                                      ------------------ ------------------
                                          March 31,          March 31,
                                            2006               2005
                                      ------------------ ------------------
Telecom/Co-Location/Hosting Costs     $         194,575  $          73,298
Wi-Fi Equipment and Installation                 72,273            142,169
Managed Services                                176,300            110,842
Depreciation Expense                            344,784             62,542
                                      ================== ==================
                               Total  $         787,932  $         388,851
                                      ================== ==================

For the quarter ended March 31, 2006, the Company recorded a gross margin of $26,059, as compared to a gross margin of $101,064 for the quarter ended March 31, 2005 a decrease of $75,005 or 74%. This was primarily due to the increase in depreciation and amortization of $282,242 coupled with added telecommunication costs.

Cost of Services increased 103% or $399,081 for the three months ended March 31, 2006 versus the three months ended March 31, 2005. The increases were primarily due to increased costs of providing help desk services as business has increased, additional cost of telecommunications, and an increase in depreciation expense. Depreciation and Amortization Expense increased 451% or $282,242 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily due to the amortization of intangible assets associated with the acquisitions of Wise Technologies, LinkSpot Networks, Cafe.com, and depreciation associated with the capital leases.

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

For the quarter ended March 31, 2006 these costs decreased $501,821 or 40% from $1,243,405 for the quarter ended March 31, 2005 to $741,584 for the quarter ended March 31, 2006.

The quarterly decreases outlined below are mainly a reflection of the Company's efforts to control costs. The Company added several new personnel by converting consultants who previously provided development services related to the business model and the Company's entry into new market verticals to staff. This was offset by an overall reduction in the use of consultants. Additionally, there was a reduction in relocation and hiring expenses, and reduced legal expense connected with financing, registration filings, acquisitions and the wind up of litigation in the World Capital lawsuit and the SSJ litigation, accounting expense related to acquisitions and reviews of SEC filings, finance fees associated with the Convertible Debentures and the now cancelled Standby Equity Distribution Agreement, employee stock bonuses, and additional travel and entertainment expense connected with sales efforts to secure new installation opportunities. Employment related expense in 2005 was higher than 2006 because in 2005, the Company relocated several key members of its management team and was required to provide temporary living expenses related to these moves. Management expects general and administrative expenses in future periods to run at similarly increased levels over the current year in support of the growth of the business.


     Quarterly increases (decreases) in selling, general and administrative

                                                 For the three months ended
                                               March 31, 2006 as compared to
                                                       March 31, 2005
                                             -----------------------------------
            Payroll                          $                          75,531
            Consulting                                                (172,996)
            Legal                                                      (43,242)
            Accounting                                                   10,500
            Finance Fees                                               (32,333)
            IR / PR / Marketing                                        (12,395)
            Employment related expense                                (305,081)
            Travel & Entertainment                                     (52,477)
            Other                                                        30,672
                                             -----------------------------------
                   Increase Quarter and YTD  $                         (501,821)
                                             ===================================

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes and warrants.

Interest expense decreased by $514,095 to $237,444 for the three months ended March 31, 2006 as compared to $751,539 for the three months ended March 31, 2005.

The decrease is primarily attributable to a reduction in beneficial conversion feature recorded on convertible debentures issued in the first quarter.

Other Expense

The company recorded expense of $438,521 in the three months ended March 31, 2006 as the "mark to market" adjustment of the derivative liability and compensation expense related to stock issuances.

Net Loss

For the three months ended March 31, 2006, the Company had a loss of $1,393,613 as compared to a loss of $1,896,081 for the three months ended March 31, 2005 a decrease of $502,468 or 27%.

The significant difference for the quarter as compared to the same period last year is mainly due to the reduction in selling, general and administrative costs incurred in the first three months offset by an increase in depreciation and amortization expense.


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

Liquidity and Capital Resources

Cash and cash equivalents were $40,402 at March 31, 2006. Net cash used in operating activities of $165,772 was derived from the net loss from operations offset by depreciation of equipment, amortization of intangibles and deferred financing costs, a decrease in accounts receivable, an increase in inventory, an increase in prepaid expenses and deposits, and an increase in accounts payable, payroll taxes, and accrued expenses.

At March 31, 2006, the Company had a working capital deficit of $8,530,637. The Company made no capital expenditures during the three months ended March 31, 2006.

In February 2006, the Company issued a two year, secured convertible debenture to Cornell Capital Partners, LP in the aggregate amount of $125,000. The debenture carries similar conversion provisions as the November 2, 2005 and December 16, 2005 debentures. In addition, the Company issued 25,000,000 warrants to purchase common shares at a price of $0.01 per share, and 25,000,000 warrants to purchase common shares at a price of $0.03 per share. The warrants carry three year expirations.

From January 2006 through March 2006, the Company issued short term bridge notes totaling $60,712 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum. During the same period, the Company repaid $77,712 to Seaport Capital consisting of the bridge notes secured between January and March, and a previous bridge note issued in December 2005.

On February 22, 2006, the Company sold 2,659,574 shares of restricted common stock to an accredited investor for a total of $50,000. The shares were issued at an average price of $0.0188 per share.

On March 24, 2006, the Company sold 13,333,333 shares of restricted common stock to accredited investors for a total of $80,000. The shares were issued at an average price of $0.006 per share.

In January 2006, the Company issued 3,572,851 shares of common stock upon conversion of $104,327.24 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0292 per share.

In February 2006, the Company issued 1,760,563 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0284 per share.

In March 2006, the Company issued 2,183,000 shares of common stock upon conversion of $55,448.20 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0254 per share.


The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock, promissory notes, and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

The Company needs to raise a minimum of $5,700,000 through public or private debt, sale of equity, to continue expanding our broadband on demand managed services and service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue expanding our Wi-Fi networks in strategic high traffic locations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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


Subsequent Events

In April 2006, the Company received $50,000 from the sale of a term note to an accredited investor. The note is due on June 1, 2006 and carries interest at a rate of 12% per annum. In addition, the investor received a two year warrant to purchase 555,555 shares of common stock at an exercise price of $0.045 per share. Pursuant to the penalty provision, the Investor will receive an additional 2,222,220 common stock warrants if the Company fails to pay the principal and accrued interest on the Maturity Date.

In April 2006, the Company sold $150,000 in restricted common stock to accredited investors at prices ranging from $.0096 per share to $0.0112 per share.

In April 2006, the Company received $11,230 from the sales of a demand note to an accredited investor. The note carries interest at a rate of 12% per annum.

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

(B)  Changes in Internal Controls over Financial Reporting
In connection with the evaluation of the Company's internal controls during the quarter ended March 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no change to the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

During the three months ended March 31, 2006, the Company issued the following unregistered securities:

In February 2006, the Company issued a two year, secured convertible debenture to Cornell Capital Partners, LP in the aggregate amount of $125,000. The debenture carries similar conversion provisions as the November 2, 2005 and December 16, 2005 debentures. In addition, the Company issued 25,000,000 warrants to purchase common shares at a price of $0.01 per share, and 25,000,000 warrants to purchase common shares at a price of $0.03 per share. The warrants carry three year expirations.

From January 2006 through March 2006, the Company issued short term bridge notes totaling $60,712 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum. During the same period, the Company repaid $77,712 to Seaport Capital consisting of the bridge notes secured between January and March, and a previous bridge note issued in December 2005.

On February 22, 2006, the Company sold 2,659,574 shares of restricted common stock to an accredited investor for a total of $50,000. The shares were issued at an average price of $0.0188 per share.

On March 24, 2006, the Company sold 13,333,333 shares of restricted common stock to accredited investors for a total of $80,000. The shares were issued at an average price of $0.006 per share.

In January 2006, the Company issued 3,572,851 shares of common stock upon conversion of $104,327.24 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0292 per share.

In February 2006, the Company issued 1,760,563 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0284 per share.

In March 2006, the Company issued 2,183,000 shares of common stock upon conversion of $55,448.20 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0254 per share.


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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Exhibits

         a) Exhibits

Exhibit No.           Description                                              Location
--------------        -------------------------------------------------------  -----------------------------------------------
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


Exhibit No.           Description                                              Location
--------------        -------------------------------------------------------  -----------------------------------------------
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

10.2                  Master Lease Agreement #5509 with Agility Lease fund     Incorporated by reference to Exhibit 99.1 to
                      I, LLC.                                                  ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 22, 2005

10.3                  Form of Warrant to be issued to Agility Solutions        Incorporated by reference to Exhibit 99.2 to
                                                                               ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               April 22, 2005

10.4                  Employment Agreement with Stephen N. Cummings            Incorporated by reference to Exhibit 99.1 to
                                                                               ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               October 28, 2005

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

       Date:  May 16, 2006
                                                     ICOA, INC.


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