Form 10QSB
period 2006-06-30
ICOA INC
filed 2006-08-21
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006

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

________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


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

                                                          Yes     [ ]   No [X]


The number of shares of common stock outstanding as of August 14, 2006 was 454,369,450

The number of shares of preferred stock outstanding as of August 14, 2006 was 5,411,255

PART I - FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Balance Sheet at June 30, 2006...............3

          Unaudited Consolidated Statements of Operations for
          the three months ended June 30, 2006 and 2005 and the
          six months ended June 30, 2006 and 2005.............................4

          Unaudited Consolidated Statements of Cash Flows for
          the six months ended June 30, 2006 and six months
          ended June 30, 2005.................................................5

          Notes to the Unaudited Consolidated Financial Statements............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................13

Item 3.   Controls and Procedures............................................20


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................21

Item 2.   Changes in Securities..............................................21

Item 3.   Default on Senior Securities.......................................21

Item 4.   Submission of Matters to a Vote of Security Holders................21

Item 5.   Other Information..................................................21

Item 6.   Exhibits...........................................................22


SIGNATURES

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2006
                                    Unaudited


                                     ASSETS

CURRENT ASSETS:
     Cash                                                    $          123,636
     Accounts receivable (net of allowance of $79,655)                  353,077
     Inventories                                                         96,634
     Prepaid expenses                                                    35,818
                                                             -------------------
        TOTAL CURRENT ASSETS                                            609,165

EQUIPMENT, net                                                        1,354,685

OTHER ASSETS:
     Long term receivables                                               54,923
     Intangibles, net                                                 2,683,257
     Deferred finance costs                                             530,077
     Deposits                                                            78,962
                                                             -------------------
        TOTAL OTHER ASSETS                                            3,347,219
                                                             -------------------
                                                             $        5,311,069
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $        3,023,576
     Payroll tax liability                                            1,132,563
     Capital lease obligation                                           865,047
     Convertible debentures due in one year, net
     unamortized discount of $1,107,429                                 845,510
     Notes payable                                                      979,063
     Common stock to be issued                                           39,600
     Preferred stock to be issued                                       300,000
     Derivative instrument liability                                    654,623
                                                             -------------------
        TOTAL CURRENT LIABILITIES                                     7,839,982
                                                             -------------------

LONG TERM LIABILITIES:
     Convertible debentures, net unamortized discount
     of $1,107,429                                                    1,017,571
                                                             -------------------
        TOTAL LONG TERM LIABILITIES                                   1,017,571
                                                             -------------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value; authorized shares -
        50,000,000 shares; 5,411,255 issued and outstanding                 541
     Common stock, $.0001 par value; authorized shares -
        750,000,000 shares; 454,369,450 shares issued and
        outstanding                                                      45,441
     Additional paid-in capital                                      21,268,056
     Accumulated deficit                                            (24,860,522)
                                                             -------------------
        TOTAL STOCKHOLDERS' DEFICIT                                  (3,546,484)
                                                             -------------------

                                                             $        5,311,069
                                                             ===================





            See notes to unaudited consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                    ----------------------------------    --------------------------------
                                                          2006              2005                2006             2005
                                                    ----------------  ----------------    ---------------   --------------
REVENUES:
    Transaction service fees                        $       475,522   $       292,847     $    1,008,762    $     440,822
    Equipment sales and installation                        117,558            61,153            252,219          332,745
    Managed services                                        174,510            84,749            320,599          155,096
                                                    ----------------  ----------------    ---------------   --------------
       TOTAL REVENUE                                        767,590           438,749          1,581,580          928,663
                                                    ----------------  ----------------    ---------------   --------------

COST OF SERVICES:
    Telecommunication costs                                 199,919            94,080            394,494          167,378
    Equipment and installation                              143,755           123,714            216,028          265,883
    Managed services                                        217,186           146,346            393,487          257,188
    Depreciation and amortization                           345,186           150,504            689,970          213,046
                                                    ----------------  ----------------    ---------------   --------------
       TOTAL COST OF SERVICES                               906,046           514,644          1,693,979          903,495
                                                    ----------------  ----------------    ---------------   --------------

GROSS MARGIN (LOSS)                                        (138,456)          (75,895)          (112,399)          25,168

OPERATING EXPENSES:
    Selling, general and administrative                     904,805         1,088,589          1,646,389        2,331,994
    Depreciation                                              1,177             2,299              3,300            4,501
                                                    ----------------  ----------------    ---------------   --------------
       TOTAL OPERATING EXPENSES                             905,982         1,090,888          1,649,689        2,336,495
                                                    ----------------  ----------------    ---------------   --------------
OPERATING LOSS                                           (1,044,438)       (1,166,785)        (1,762,088)      (2,311,327)

INTEREST EXPENSE                                           (310,861)         (550,343)          (548,305)      (1,301,882)
MARK TO MARKET - DERIVATIVE INSTRUMENT LIABILITY          1,462,422                 -          1,219,511                -
AMORTIZATION OF NOTE DISCOUNT                              (198,225)                -           (393,835)               -
                                                    ----------------  ----------------    ---------------   --------------
NET LOSS                                            $       (91,102)  $    (1,717,128)    $   (1,484,717)   $  (3,613,209)
                                                    ================  ================    ===============   ==============

BASIC AND DILUTED - LOSS PER SHARE                  $         (0.00)  $         (0.01)    $        (0.00)   $       (0.02)
                                                    ================  ================    ===============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic and Diluted                                447,738,939       249,831,646        408,733,573      211,729,349
                                                    ================  ================    ===============   ==============

            See notes to unaudited consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                               For the Six Months Ended June 30,
                                                             ------------------------------------
                                                                    2006                2005
                                                             ------------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $      (1,484,717)   $   (3,613,210)
                                                             ------------------   ---------------
    Adjustments to reconcile net loss to net cash used in
    operating activities:
           Depreciation                                                  3,300             4,501
           Depreciation of equipment                                   335,729           213,046
           Amortization of intangibles                                 354,016            91,902
           Amortization of deferred financing cost                     520,574           219,598
           Stock issued for compensation                                 5,000           460,641
           Beneficial conversion and warrants issued
           for services                                                300,000           617,461
           Derivative instrument liability expensed                 (1,425,357)                -

    Changes in assets and liabilities:
        Accounts receivable                                             (3,230)           (5,226)
        Inventory                                                       (6,228)           64,190
        Deposits                                                       (16,957)          (56,562)
        Prepaid expenses                                               (27,876)          (52,802)
        Other assets                                                    14,190                 -
        Payroll taxes                                                  362,182                 -
        Accounts payable and accrued expenses                          486,222         1,186,765
                                                             ------------------   ---------------
    Net cash used in operating activities                             (583,152)         (869,696)
                                                             ------------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition / disposition of equipment                                (380)         (228,519)
    Other                                                                    -           (31,110)
                                                             ------------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES                                     (380)         (259,629)
                                                             ------------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                                  10,000                 -
    Payments of capital leases                                         (66,405)                -
    Proceeds of private placement                                      555,000                 -
    Payments of convertible debentures                                  (4,470)                -
    Proceeds from convertible debentures                               125,000           699,486
    Increase in deferred finance costs                                 (27,500)                -
    Proceeds from notes payable                                         78,942           446,506
                                                             ------------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              670,567         1,145,992
                                                             ------------------   ---------------

INCREASE (DECREASE) IN CASH                                             87,035            16,667

CASH - BEGINNING OF PERIOD                                              36,601            23,626
                                                             ------------------   ---------------

CASH - END OF PERIOD                                         $         123,636    $       40,293
                                                             ==================   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
        Cash paid for interest                               $         109,377    $       36,788
                                                             ==================   ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Conversion of debentures and interest into stock     $         387,327    $      305,000
                                                             ==================   ===============
        Conversion of notes and interest into stock          $          30,000    $    1,107,837
                                                             ==================   ===============
        Common stock issued in connection with settlements   $         900,000    $    1,105,340
                                                             ==================   ===============
        Capital leases                                       $               -    $      607,172
                                                             ==================   ===============
        Unamortized beneficial conversion                    $               -    $       50,158
                                                             ==================   ===============


            See notes to unaudited consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

Note 1 - Basis of Interim Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. ICOA, Inc. and Subsidiaries (the "Company"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Note 2 - Going Concern

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $24,860,522 and $23,375,805 at June 30, 2006 and December 31, 2005, respectively. The Company also had a working capital deficiency of $7,230,817 and $8,192,239 at June 30, 2006 and December 31, 2005, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Note 3 - Summary of Significant Accounting Policies

         A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2005. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition. Below is provided a synopsis of the most significant policies.

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

         Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables. Actual results will differ from these estimates

         Accounts receivable and concentration of credit risk - Concentration of credit risk with respect to trade receivables is limited to customers dispersed across the United States of America. While trade receivables are concentrated in the quick service restaurant segment of the economy, the Company has begun to diversify its sales and has developed additional markets such as marinas, RV Parks, and Hotels for its services; accordingly the Company has reduced its exposure to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the various customers.

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

         Intangibles - Intangibles represent the net value of the customer lists and contracts acquired in the acquisitions of Airport Network Solutions, Inc., AuthDirect, Inc., Wise Technologies, Inc., and Linkspot, Inc. The Company has adopted the provisions of SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142") for the determination of fair value of the intangibles carrying value.

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

         Impact of New Accounting Standards Recent Accounting Pronouncements
         In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

         In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109." FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact, if any that the adoption of FIN 48 will have on its financial statements.


Note 4 - Convertible Debentures

                                      Lender                       Amount
                 Cornell Capital Partners,                 $          2,125,000
                 5% interest, due March 2007
                 Accredited individual investors
                 10% to 12% interest
                 due various dates in 2006                              845,510
                                                           ---------------------
                                                                      2,970,510

                 Notes payable discounts                             (1,107,429)
                                                           ---------------------

                                                Total      $          1,863,081
                                                           =====================

         In February 2006, the Company issued a two year, secured convertible debenture to Cornell, in the principal amount of $125,000. The debenture carries similar conversion provisions as the November 2, 2005 and December 16, 2005 debentures. In addition, the Company issued 25,000,000 warrants to purchase common shares at a price of $0.01 per share, and 25,000,000 warrants to purchase common shares at a price of $0.03 per share. The warrants have a term of 3 years.

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

         In June 2006, the Company issued 7,180,222 shares of common stock upon conversion of $77,552 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0108 per share.

         In June 2006, the Company issued 14,925,374 shares of common stock upon conversion of $100,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0067 per share.

Note 5 - Notes Payable

         From January 2006 through March 2006, the Company issued short term bridge notes totaling $60,712 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum. During the same period, the Company repaid $77,712 to Seaport Capital consisting of the bridge notes secured between January and March 2006, and a previous bridge note issued in December 2005.

         From April 2006 through June 2006, the Company issued short term bridge notes totaling $27,911 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum.

         In April 2006, the Company received $50,000 from the sale of a term note to an accredited investor. The note is due on June 1, 2006 and carries interest at a rate of 12% per annum. In addition, the investor received a two year warrant to purchase 555,555 shares of common stock at an exercise price of $0.045 per share. Pursuant to the penalty provision, the Investor will receive an additional 2,222,220 common stock warrants since the Company failed to pay the principal and accrued interest on the stated maturity date.

                                Lender                          Amount
                 Acquisitions (WISE Technologies, Inc)       $       50,000
                 10% interest, due on demand
                 Bill Thomas,                                       295,000
                 15% to 25% interest, due on demand
                 Seaport Capital,                                   319,280
                 12 to 15% interest, due on demand
                 Accredited individual investors,
                 9% to 36% interest, due on demand                  314,783
                                                             ---------------

                                                      Total  $      979,063
                                                             ===============

Note 6 - Stockholders Deficit

         On February 22, 2006, the Company sold 2,659,574 shares of restricted common stock for a total of $50,000. The shares were issued at an average price of $0.0188 per share.

         On March 24, 2006, the Company sold 13,333,333 shares of restricted common stock for a total of $80,000. The shares were issued at an average price of $0.006 per share.

         On March 9, 2006 the Company executed a letter of understanding with SSJ Enterprises, LLC ("SSJ") and Street Search, LLC ("Street Search" pertaining to the obligations imposed on the Company as a result of the recent litigation against the Company by SSJ and Street Search. The parties agreed to settle the obligation with 30,000,000 shares of the Company's common stock. The agreement was executed on April 12, 2006. Subsequently, in April 2006, the Company issued 30,000,000 shares of restricted common stock in full settlement of the judgment and subsequent settlement of the litigation between the Company, SSJ, and Street Search. The shares were issued at an average price of $0.03 per share. The previously recorded accrual of $900,000 has been reclassified from stock to be issued to equity.

         On April 18, 2006, the Company issued 1,000,000 shares of restricted common stock on conversion of warrants. The shares were issued at an average price of $0.01 per share.

         On April 19, 2006, the Company sold 15,252,976 shares of restricted common stock for a total of $150,000. The shares were issued at an average price of $0.098 per share.

         On June 15, 2006, the Company sold 3,731,343 shares of restricted common stock for a total of $25,000. The shares were issued at an average price of $.0067 per share.

         On June 26, 2006, the Company sold 5,411,255 shares of Series B Preferred Stock for a total of $250,000. The series B preferred shares are convertible under certain conditions into 10 shares of common stock. If the preferred shares are converted into common shares, it would be at an average price of $0.0046 per share.

Note 7 - Capital Lease

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

         In April 2006, the Company defaulted on its payments under the Master Lease Agreement. Agility has invoked their right to directly collect the proceeds of the revenue generated by the leased locations. The Company continues to cooperate in this effort, and is working with Agility to either bring the lease payments current or re-age the delinquent lease payments.


Note 8 - Litigation

         On October 8, 2004, SSJ and Street Search filed suit in the United States District Court, District of Rhode Island against the Company, George Strouthopoulos and Erwin Vahlsing alleging breach of contract, breach of oral contract and fraud regarding a Services Agreement, dated October 20, 2003 for consulting services under the agreement. In November 2004, the Company filed its response to the allegations.

         In March 2006, the case reached trial, and the fraud charges against the Company, George Strouthopoulos, and Erwin Vahlsing, Jr. were dismissed. The count alleging breach of contract was upheld, and the jury entered judgment against the Company in the amount of $900,000. On April 12, 2006, the Company and the plaintiff's entered into a settlement agreement pursuant to which the Company issued 30,000,000 shares of common stock. The value of these shares at the time of judgment was $900,000 which amount the Company had previously accrued on its books. Accordingly, the Company has reclassified this amount from accounts payable to stock to be issued. In April 2006, the Company issued 30 million shares in full satisfaction of the settlement.

         On January 25, 2002, a legal proceeding was commenced by the Company, against World Capital, Inc., a leasing company with which the Company had a contract to finance certain equipment purchases. On June 15, 2001, the Company signed a lease agreement with World Capital, Inc. and made payment of $178,641.49 representing the first and last two months lease payments. On July 25, 2001 World Capital, Inc. gave notice to the Company of its intention not to fund the equipment lease. The Company has filed suit in US District Court for the Eastern District of Pennsylvania seeking recovery of the payment, accrued interest, and damages caused by the failure to fund. In December 2002, the Company amended its complaint against World Capital, Inc. to include criminal fraud charges against the principals of World Capital, Inc. Trial took place in late February, 2005

         In April 2005, the Company was advised that its case against World Capital, Inc. had been decided in its favor and judgment was entered against World Capital and its principals in the amount of $218,000. The defendants have appealed the ruling, and uncertainties exist regarding collectibility. In light of these uncertainties, the Company has not recognized any value associate with this litigation.

Note 9 - Acquisitions

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

         On July 28, 2005, the Company acquired the operating assets of Cafe.com, in exchange for $30,000 of cash and $140,085 of common stock. The assets consist of equipment and contracts to provide Wi-Fi services in various west coast based coffee shops.

         The above acquisitions have been accounted for as purchases and their results of operations are included in the financial statements of the Company from the date of acquisition.

         The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Wise, LinkSpot, and Cafe.com had occurred as of the following period:


     -------------------------- -------------------------- -------------------------- ---------------------------
               2005                 As reported, Six            Pre-Acquisition               Pro Forma,
                                      Months Ended                Operations               Six Months Ended
                                      June 30, 2005                                         June 30, 2005
     -------------------------- -------------------------- -------------------------- ---------------------------
     Revenues                   $                 928,664  $                 422,159  $                1,350,823
     -------------------------- -------------------------- -------------------------- ---------------------------
     Loss before                               (3,613,210)                  (826,105)                (4,439,315)
     extraordinary items
     -------------------------- -------------------------- -------------------------- ---------------------------
     Net Loss                                  (3,613,210)                  (826,105)                (4,439,315)
     -------------------------- -------------------------- -------------------------- ---------------------------
     Loss per common share      $                  (0.017)                            $                   (0.019)
     -------------------------- -------------------------- -------------------------- ---------------------------
     Shares outstanding                       211,729,349                                           232,276,636
     -------------------------- -------------------------- -------------------------- ---------------------------


Note 10 - Warrants

         In connection with the convertible debentures issued in February 2006 to Cornell, the Company issued three year warrants in the following amounts:

                o Warrants to purchase up to 25,000,000 shares of common stock at a price of $0.01 per share
                o Warrants to purchase up to 25,000,000 shares of common stock at a price of $0.03 per share

         In April 2006, the holder of $1,000,000 warrants exercised the warrant at its exercise price of $0.01 per share.

Note 11 - Derivative Liabilities

         In 2005, the Company determined that the conversion feature of the convertible debentures entered into with Cornell represented an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

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

         In February 2006, the Company issued an additional convertible debenture to Cornell in the principal amount of $200,000 and issued warrants to purchase 25,000,000 shares of common stock at a price of $0.01 per share, and an additional 25,000,000 shares of common stock at a price of $0.03 per share. In connection with this transaction the Company recorded $94,154 as a discount on convertible debentures; interest expense of $1,496,932; and a derivative liability of $1,591,086.

         The increase in fair value between the date of inception of the various debt and equity instruments and June 30, 2006 amounted to $1,462,422 and has been recorded as a reversal of interest expense.

         The aggregate fair value of the derivative liabilities at the date of issuance of the convertible debenture and at June 30, 2006, is as follows:

                                                 At Inception       At Dec. 31, 2006          At June 30, 006
                                           ---------------------- ---------------------- ----------------------
       Discount on convertible debentures  $           1,421,102  $           1,407,110  $           1,107,429
       Liability associated with prior
       convertible debentures and
       warrants                                          832,450                672,870               (452,806)
                                           ---------------------- ---------------------- ----------------------

        Total derivative liability         $           2,253,552  $           2,079,980  $             654,623
                                           ====================== ====================== ======================


Note 12 - Stock Options and Warrants

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

         The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. This method, and the underlying assumptions are further described in footnote 13 of our report on Form 10KSB dated December 31, 2005.


Note 13 - Subsequent Events

         In July 2006, the Company received $55,600 from the sale of convertible debentures to accredited investors. The convertible debentures mature in two years, carry interest at a rate of 9% per annum, and are convertible at an average price of $0.0058 per share.

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

Recent Events
On June 26, 2006, the Board of Directors of ICOA, Inc., a Nevada corporation ("ICOA" or the "Company") requested and received the immediate resignations of Richard Schiffmann, as CEO and Stephen N. Cummings, as CFO. Simultaneously, the Board appointed Board Chairman, George Strouthopoulos as President and Chief Executive Officer, and Erwin Vahlsing, Jr. as Chief Financial Officer. Both Mr. Strouthopoulos and Mr. Vahlsing, had led the Company through its transition from kiosk based Internet services into the current Wi-Fi (wireless) service offerings and through a series of acquisitions in 2003 and 2004 (Airport Network Solutions, QGo, and AuthDirect), which laid the foundation for the revenue growth experienced during 2005 and early 2006.

The Board came to believe that a change in management was necessary to:
1.       Attempt to dramatically cut the negative operating cash flow;
2. Attempt to achieve operational cash flow break even as quickly as possible;
3. Focus on core areas of the business that provide higher margins and growth; and
4. Attempt to restructure the balance sheet and the overall financial structure of the Company in cooperation with its largest creditors and investors.

Since the management change, the Company has accomplished the following:
1. Eliminated approximately $600,000 per year in recurring operating expenses;
2.       Stabilized deteriorating revenue;
3.       Begun an extensive program to increase margins ;
4.       Raised $305,600 in equity and convertible debenture funding; and
5.       Established an ongoing overhead reduction program.

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

Today, we sell, install, support and provide wired and wireless Ethernet and Internet access services, primarily through Wi-Fi "hot spots" (public wireless local area networks). As of June 30, 2006, ICOA owned or operated over 1,800 broadband access installations in high-traffic locations servicing millions of annual patrons across 45 states. The Company currently generates revenue from:

     o the design, sale and installation of Wi-Fi systems to airports, hotels, universities, travel plazas, convention centers, quick-service restaurants, marinas, MDU's and other high-traffic locations, usually coupled with operating and maintenance contracts;

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

Until recently, the Company's revenue has had a strong reliance on one time equipment sales and installation projects. The revenue mix has changed with recurring revenue increasing to 84.1% of total revenue for the six months ended June 30, 2006 as compared to 64.2% for the same period in 2005. This is an important aspect of our long term growth as the margin on recurring revenue is significantly higher than on equipment and installation sales.

Today, ICOA is a provider of Wi-Fi networks and services. Our footprint for retail services is targeted at high-traffic and high-value locations, with wireless capability supplemented by a growing wired infrastructure and our kiosk expertise. We also provide cost effective networks for the growing "amenity" services segment. We provide high-quality and reliable support systems and services for both our own operations and as a "back-office" for other service providers. We are sensitive to the specific needs of the growing and changing base of users who demand access to broadband on demand anywhere, anytime, with any device.

Our strategy over time is to focus on expanding end-to-end solutions which meet the present and future needs of customers and the rapid proliferation of new broadband wireless access devices such as hand-held consumer devices, communications devices, PDAs and mobile gaming platforms. We believe our industry will be transformed over time from one driven solely by computing platforms to one increasingly driven by a wide array of communications, gaming and hand-held consumer device platforms. This device platform expansion is increasing usage across our networks as it is also generating new end-user demographic segment demand. In addition, as emerging technologies allow, and subject to available capital, ICOA is looking to move beyond the delivery of Wi-Fi access to the delivery of digital value-added services to deliver value to our customers and users.

We anticipate increased revenue and demand to be generated in our near-term horizon from services including VoIP, increased roaming, location-specific applications, targeted advertising platforms, high-bandwidth content delivery and management, and access to proprietary content. With respect to VoIP, a small but steadily growing customer base has been utilizing VoIP technologies and services over our Wi-Fi networks, and we expect this trend to improve as additional services and VoIP-enabled devices are propagated into the marketplace. This trend is in keeping with broader industry trends, such as the recent Skype/Boingo VoIP over Wi-Fi trials, which will include ICOA's assets in the near future. With respect to ancillary revenue from roaming, ICOA's recently achieved national scale provides the Company with attractive locations of strategic roaming value to other wireless service providers. Our networks were designed as neutral-host specifically to prepare for roaming, a strategy which maximizes revenue-potential from the existing asset base.

With respect to location-specific applications, including targeted advertising, recent advancements in both hardware and software technologies provide opportunities for layered services which were previously not possible, including the value-add localization of advertising revenue. Our strategy includes participating in this important transformation of the broadband wireless industry through active partnerships with key industry solution providers on a go-forward basis. The delivery and management of high bandwidth content is another recent promising development. An example is IPTV and other entertainment industry transitions to full digital platforms. Our strategy during the early-stages includes engaging in select trials with proven partners, ensuring network capacity and architectures meet the requirements of emerging content applications, and preparing for demand as customer tastes and habits mature.

While today ICOA is focused on Wi-Fi, our models and approach is technology-agnostic. We work with numerous technologies, as economies of scale, market penetration and device propagation permit or demand. For example, we are looking to early market tests of Wi-Max, which we believe is a promising technology still in its early stages of development. Wi-Max may serve our medium-term requirements as a fixed wireless backhaul replacement in certain locations, which could bring operational cost savings and expanded reach to locations otherwise unreachable through terrestrial solutions. In the long-term, management believes that as the number of Wi-Max capable devices increases to warrant select upgrades, the strategic value of ICOA's footprint offers a platform from which to transition to mobile Wi-Max solutions. With respect to newly emerging cellular 3G networks, our strategy includes working with device manufacturers and cellular providers for seamless interoperability between the networks.

We have grown through acquisition and look to continue to do so. Our near to medium term strategy is to continue to acquire promising Wi-Fi and broadband services companies as capital resources allow 1) in market segments targeted for growth and anticipated profitability or 2) with unique infrastructure capabilities. We look for leading companies with management strength, and who are strategically placed in market segments which may offer intrinsic value per share. In the future, we may also consider equity investments in related and complementary companies and assets, which further our strategic objectives, support our key business initiatives and enhance shareholder value.

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

During the first and second quarters of 2006, we continued our focus on a vertical driven view of our business. This focus may bring about a future reorganization along these lines to bring acquired assets in line with the verticals and our sales, marketing, and support platforms. These new business verticals include ICOA Airport Networks and ICOA Managed Services. We will continue for the near-term with the market-forward LinkSpot, iDockUSA, Cafe.com and WiSE units operating under the umbrella of ICOA, Inc.

ICOA Airport Networks
Under long-term contracts, our Airport Network Solutions subsidiary has installed and operates Wi-Fi networks in 23 airports within the United States. Fifteen networks provide full facility coverage, while under the WiSE brand we offer select coverage within the facilities of 8 airports. Our services are designed to provide travelers with convenient, ease of access to broadband Internet services, as well as private, wholesale, security-related and facility service offerings. We believe the airport market segment continues to offer high growth potential, both in expansion of the number of facilities as well as the increased utilization and commensurate monetization of existing assets. Our strategy is to continue to focus on securing long-term contacts with tier two and tier three properties.

ICOA Managed Services
Our managed services business unit is focused on the sale, design, deployment and management of amenity networks, as well as deployments and management of hospitality, municipal and wholesale back office market segments. This includes the offering of Tollbooth(TM), our turn-key back office solution, to unaffiliated wireless service providers globally. Our back office solution suite also includes network operating center and customer care center services to the marketplace, as well as for our wholly-owned segment-focused units such as ICOA Airport Networks, LinkSpot and iDockUSA. The managed services customer base has increased 88% since January 2005. ICOA is an innovator of large-scale amenity Wi-Fi currently managing over 1,600 amenity locations nationally. In numerous segments, such as restaurants, hospitality, cafes, we believe amenity Wi-Fi services will experience increased acceptance.

LinkSpot / RV Resort and Campground Segments
Acquired in the third quarter of 2005, our LinkSpot subsidiary provides Wi-Fi service to recreational vehicle (RV) parks and campgrounds nationwide. LinkSpot currently serves 69 RV resort and campground properties which cover approximately 20,000 sites. The percentage of Americans moving into retirement is rising and is forecast to continue to do so through this decade. LinkSpot services include both subscription-based and amenity offerings. Our strategy is to continue expanding this segment through aggressive sales from our existing assets, strategic partnerships with related outdoor recreation partners, and potential acquisitions of accretive assets in this segment.

iDock/Marina Segment
Our iDockUSA division provides broadband wireless Internet and related services in over 55 marinas reaching over 20,000 slips. In California, iDock has secured a dominate market position, and is expanding to other geographic markets. Our strategy is to continue to expand geographically, develop strategic partnerships with related marina segment companies, offer ancillary services and content and continue to explore accretive acquisitions.

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

SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2005. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition. See footnote 3 for additional information.


Results of operations

Three months ended June 30, 2006 as compared to the three months ended June 30, 2005, and six months ended June 20, 2006 as compared to the six months ended June 20, 2005. .


Revenue
Our revenue is derived from the ownership and operation of neutral-host broadband wireless Wi-Fi Hot Spots and High Speed Internet terminals in high traffic public locations, and Wi-Fi equipment sales, installation fees, and network management and maintenance services.

For the period ended June 30, 2006, quarterly revenue increased $328,841 or 75% to $767,590 as compared to $438,749 for the quarter ended June 30, 2005.

The Company realized a 70% increase in revenue generating $1,581,580 in revenue for the six months ended June 30, 2006 as compared to $928,664 for the six months ended June 30, 2005.

The revenue growth for the six months ended June 30, 2006 is primarily due to the increasing Transaction Service Fees and an increase in Managed Services Fees period over period as well as year over year while new Equipment Sales decreased as the Company did not pursue several large projects of the type it completed in the first half of 2005. A portion of this increase is a result of the acquisitions completed in 2005.

Revenue was generated from the following services:


                                           For the three months ended             For the six months ended
                                          June 30,           June 30,           June 30,           June 30,
                                            2006               2005               2006               2005
                                      ------------------ ------------------ ------------------ ------------------
Transaction Service Fees              $         475,522  $         292,847  $       1,008,762  $         440,822
Wi-Fi Equipment Sales and Service               117,558             61,153            252,219            332,745
Managed Services                                174,510             84,749            320,599            155,096
                                      ------------------ ------------------ ------------------ ------------------
                               Total  $         767,590  $         438,749  $       1,581,580  $         928,663
                                      ================== ================== ================== ==================

Cost of Services consists primarily of:

                                           For the three months ended             For the six months ended
                                      ------------------------------------- -------------------------------------
                                          June 30,           June 30,           June 30,           June 30,
                                            2006               2005               2006               2005
                                      ------------------ ------------------ ------------------ ------------------
Telecom/Co-Location/Hosting Costs     $         199,919  $          94,080  $         394,494  $         167,378
Wi-Fi Equipment and Installation                143,755            123,714            216,028            265,883
Managed Services                                217,186            146,346            393,487            257,188
Depreciation Expense                            345,186            150,504            689,970            213,046
                                      ------------------ ------------------ ------------------ ------------------
                               Total  $         906,046  $         514,644  $       1,693,979  $         903,495
                                      ================== ================== ================== ==================

For the quarter ended June 30, 2006, the Company recorded a negative gross margin of ($138,456), as compared to a negative gross margin of ($75,895) for the quarter ended June 30, 2005 an increase of $62,561 or 82%. This was primarily due to the increase in depreciation and amortization of $194,682 coupled with added telecommunication costs.

For the six months ended June 30, 2006, the negative gross margin was ($112,399), as compared to a gross margin of $25,168 for June 30, 2005 an increase of 547%. This was primarily due to the increase in depreciation and amortization of $476,924.

Cost of Services increased 76% or $391,401 to $906,406 for the three months ended June 30, 2006 versus $514,645 for the three months ended June 30, 2005.

Similarly, the Cost of Services increased 87% or $790,483 to $1,693,979 for the six months ended June 30, 2006 versus $903,495 for the six months ended June 30, 2005.

The increases both quarterly and year to date, were primarily due to increased costs of providing help desk services as business has increased, additional cost of telecommunications, and an increase in depreciation expense. Depreciation and Amortization Expense increased 129% or $194,682 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, and 224% or $476,924 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to the amortization of intangible assets associated with the acquisitions of Wise Technologies, LinkSpot Networks, Cafe.com, and depreciation associated with the capital leases.

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

For the quarter ended June 30, 2006 these costs decreased $184,906 or 17% from $1,090,888 for the quarter ended June 30, 2005 to $905,982 for the quarter ended June 30, 2006.

For the six months ended June 30, 2006, these expenses decreased $686,806 or 29% to $1,649,689 from $2,336,495 for the six months ended June 30, 2005.

The quarterly decreases outlined below are mainly a reflection of the Company's efforts to control costs. The Company added several new personnel by converting consultants who previously provided development services related to the business model and the Company's entry into new market verticals to staff. This was offset by an overall reduction in the use of consultants. Additionally, there was a reduction in (i) relocation and hiring expenses, (ii) reduced legal expense connected with financing, registration filings, acquisitions and the wind up of litigation in the World Capital lawsuit and the SSJ litigation, (iii) accounting expense related to acquisitions and reviews of SEC filings, (iv) finance fees associated with the convertible debentures and the now cancelled Standby Equity Distribution Agreement, (v) employee stock bonuses, and (vi) additional travel and entertainment expense connected with sales efforts to secure new installation opportunities. Employment related expense in for the six month period ended June 30, 2005, was higher than the same period in 2006 because in 2005, the Company relocated several key members of its management team and was required to provide temporary living expenses related to these moves. Management expects general and administrative expenses in future periods to run at similar or decreased levels over the current year as the Company works to effectively manage the costs of the business even as it pursues continued growth.


                                Quarterly increases (decreases) in selling, general and administrative

                                                 For the three months ended           For the six months ended
                                                June 30, 2006 as compared to        June 30, 2006 as compared to
                                                       June 30, 2005                       June 30, 2005
                                             ----------------------------------- -----------------------------------
            Payroll                          $                            2,392  $                          117,974
            Consulting                                                  (53,468)                           (226,465)
            Legal                                                       (54,801)                            (98,043)
            Accounting                                                   32,022                              42,522
            Finance Fees                                                (20,655)                            (52,989)
            Insurance                                                    46,052                              46,948
            Employment related expense                                  132,000                            (304,652)
            Travel & Entertainment                                     (206,843)                           (105,271)
            Other                                                       (61,605)                           (106,830)
                                             ----------------------------------- -----------------------------------
                   Increase Quarter and YTD  $                         (184,906) $                         (686,806)
                                             =================================== ===================================

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes and warrants.

Interest expense decreased by $239,482 to $310,861 for the three months ended June 30, 2006 as compared to $550,343 for the three months ended June 30, 2005.

Interest expense decreased by $753,577 to $548,305 for the six months ended June 30, 2006 as compared to $1,301,882 for the six months ended June 30, 2005.

The decrease for the three and six month periods is primarily attributable to a reduction in beneficial conversion feature recorded on convertible debentures issued in the first quarter.

Other Expense

The Company recorded income of $1,658,032 for the three months ended June 30, 2006 and $1,219,511 for the six months ended June 30, 2006 as the "mark to market" adjustment of the derivative liability. There was no similar expense during the same periods in 2005.

Net Loss

For the three months ended June 30, 2006, the Company had a loss of $91,102 as compared to a loss of $1,717,128 for the three months ended June 30, 2005 a decrease of $1,626,026 or 95%.

For the six months ended June 30, 2006, the Company had a loss of $1,484,717 as compared to a loss of $3,613,210 for the six months ended June 30, 2005 a decrease of $2,128,493 or 59%.

The significant difference for the quarter and year to date as compared to the same period last year is mainly due to the reduction in selling, general and administrative costs and the adjustment of the derivative instrument liability in the first six months offset by an increase in depreciation and amortization expense.

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

Liquidity and Capital Resources

Cash and cash equivalents were $123,636 at June 30, 2006. Net cash used in operating activities of $583,152 was derived from the net loss from operations offset by depreciation of equipment, amortization of intangibles and deferred financing costs, an increase in accounts receivable, an increase in inventory, an increase in prepaid expenses and deposits, and an increase in accounts payable, payroll taxes, and accrued expenses.

At June 30, 2006, the Company had a working capital deficit of $7,230,817. The Company made a capital expenditure of $380 during the three months ended June 30, 2006.

From April 2006 through June 2006, the Company issued short term bridge notes totaling $27,911 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum.

In April 2006, the Company received $50,000 from the sale of a term note to an accredited investor. The note is due on June 1, 2006 and carries interest at a rate of 12% per annum. In addition, the investor received a two year warrant to purchase 555,555 shares of common stock at an exercise price of $0.045 per share. Pursuant to the penalty provision, the Investor will receive an additional 2,222,220 common stock warrants since the Company failed to pay the principal and accrued interest on the stated maturity date.

On April 18, 2006, the Company issued 1,000,000 shares of restricted common stock on conversion of warrants. The shares were issued at an average price of $0.01 per share.

On April 19, 2006, the Company sold 15,252,976 shares of restricted common stock for a total of $150,000. The shares were issued at an average price of $0.098 per share.

On June 15, 2006, the Company sold 3,731,343 shares of restricted common stock for a total of $25,000. The shares were issued at an average price of $.0067 per share.

On June 26, 2006, the Company sold 5,411,255 shares of Series B Preferred Stock for a total of $250,000. The series B preferred shares are convertible under certain conditions into 10 shares of common stock. If the preferred shares are converted into common shares, it would be at an average price of $0.0046 per share.

In February 2006, the Company issued a two year, secured convertible debenture to Cornell in the aggregate amount of $125,000. The debenture carries similar conversion provisions as the November 2, 2005 and December 16, 2005 debentures. In addition, the Company issued 25,000,000 warrants to purchase common shares at a price of $0.01 per share, and 25,000,000 warrants to purchase common shares at a price of $0.03 per share. The warrants carry three year expirations.

From January 2006 through March 2006, the Company issued short term bridge notes totaling $60,712 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum. During the same period, the Company repaid $77,712 to Seaport Capital consisting of the bridge notes secured between January and March, 2006 and a previous bridge note issued in December 2005.

On February 22, 2006, the Company sold 2,659,574 shares of restricted common stock to an accredited investor for a total of $50,000. The shares were issued at an average price of $0.0188 per share.

On March 24, 2006, the Company sold 13,333,333 shares of restricted common stock to accredited investors for a total of $80,000. The shares were issued at an average price of $0.006 per share.

In January 2006, the Company issued 3,572,851 shares of restricted common stock upon conversion of $104,327.24 of the November 2006 secured convertible debenture to Cornell. The shares were converted at a price of $0.0292 per share.

In February 2006, the Company issued 1,760,563 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell. The shares were converted at a price of $0.0284 per share.

In March 2006, the Company issued 2,183,000 shares of common stock upon conversion of $55,448.20 of the November 2006 secured convertible debenture to Cornell. The shares were converted at a price of $0.0254 per share.

In June 2006, the Company issued 7,180,222 shares of common stock upon conversion of $77,552 of the November 2006 secured convertible debenture to Cornell. The shares were converted at a price of $0.0108 per share.

In June 2006, the Company issued 14,925,374 shares of common stock upon conversion of $100,000 of the November 2006 secured convertible debenture to Cornell. The shares were converted at a price of $0.0067 per share.


The Company has satisfied its cash requirements to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock, promissory notes, and the issuance of common stock in lieu of payment for services. Also, officers have at times loaned the Company funds to provide working capital.

The Company needs to raise a minimum of $3,500,000 through public or private debt, sale of equity, to continue expanding our broadband on demand managed services and service operation center, and to develop and implement additional contracts at airports, hotels and retail locations in order to continue expanding our Wi-Fi networks in strategic high traffic locations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

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

Subsequent Events

In July 2006, the Company received $55,600 from the sale of Convertible Debentures to accredited investors. The Convertible Debentures mature in two years, carry interest at a rate of 9% per annum, and are convertible at an average price of $0.0058 per share.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

During the three months ended June 30, 2006, the Company issued the following unregistered securities:

In June 2006, the Company issued 7,180,222 shares of common stock upon conversion of $77,552 of the November 2006 secured convertible debenture to Cornell. The shares were converted at a price of $0.0108 per share.

In June 2006, the Company issued 14,925,374 shares of common stock upon conversion of $100,000 of the November 2006 secured convertible debenture to Cornell. The shares were converted at a price of $0.0067 per share.

From April 2006 through June 2006, the Company issued short term bridge notes totaling $27,911 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum.

In April 2006, the Company received $50,000 from the sale of a term note to an accredited investor. The note is due on June 1, 2006 and carries interest at a rate of 12% per annum. In addition, the investor received a two year warrant to purchase 555,555 shares of common stock at an exercise price of $0.045 per share. Pursuant to the penalty provision, the Investor will receive an additional 2,222,220 common stock warrants since the Company failed to pay the principal and accrued interest on the Maturity Date.

On April 18, 2006, the Company issued 1,000,000 shares of restricted common stock on conversion of warrants. The shares were issued at an average price of $0.01 per share.

On April 19, 2006, the Company sold 15,252,976 shares of restricted common stock to accredited investors for a total of $150,000. The shares were issued at an average price of $0.098 per share.

On June 15, 2006, the Company sold 3,731,343 shares of restricted common stock to an accredited investor for a total of $25,000. The shares were issued at an average price of $.0067 per share.

On June 26, 2006, the Company sold 5,411,255 shares of Series B Preferred Stock for a total of $250,000. The series B preferred shares are convertible under certain conditions into 10 shares of common stock. If the preferred shares are converted into common shares, it would be at an average price of $0.0046 per share.

Item 3.  Default on Senior Securities

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

In April 2006, the Company defaulted on its payments under the Master Lease Agreement. Agility has invoked their right to directly collect the proceeds of the revenue generated by the leased locations. The Company continues to cooperate in this effort, and is working with Agility to either bring the lease payments current or re-age the delinquent lease payments.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits

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

10.4                  Amended and Restated Settlement Agreement with Richard   Incorporated by reference to Exhibit 99.4 to
                      Schiffmann                                               ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on June
                                                                               26, 2006

10.5                  Amended and Restated Settlement Agreement with Stephen   Incorporated by reference to Exhibit 99.5 to
                      N. Cummings                                              ICOA's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on June
                                                                               26, 2006

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

       Date:  August 18, 2006
                                                     ICOA, INC.


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