Form 10QSB
period 2006-09-30
ICOA INC
filed 2006-11-22
CIK 745084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

                                       OR

       ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                         Commission file number 0-32513


                                   ICOA, INC.
             (Exact name of Registrant as Specified in Its Charter)

                       Nevada                             87-0403239
           -------------------------------     --------------------------------
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

                                                      Yes   _X_    No  ___

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer __    Accelerated filer __   Non-accelerated filer _X_



       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                      Yes   __     No _X_



       The number of shares of common stock outstanding as of November 20, 2006 was 564,695,192 The number of shares of preferred stock outstanding as of November 20, 2006 was 5,411,255



       Transitional Small Business Disclosure Format: Yes   __     No _X_

       PART I - FINANCIAL INFORMATION


Item 1.       Unaudited Consolidated Balance Sheet at
              September 30, 2006..............................................3

              Unaudited Consolidated Statements of Operations
              for the three months ended September 30, 2006 and
              2005 and the nine months ended September 30, 2006
              and 2005........................................................4

              Unaudited Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2006 and
              nine months ended September 30, 2005............................5

              Notes to the Unaudited Consolidated Financial
              Statements......................................................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................15

Item 3.       Controls and Procedures........................................22


PART II - OTHER INFORMATION

Item 2.       Changes in Securities..........................................23

Item 3.       Default on Senior Securities...................................23

Item 6.       Exhibits.......................................................24


SIGNATURES

                           ICOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                    Unaudited


                                     ASSETS

CURRENT ASSETS:
     Cash                                                    $         30,820
     Accounts receivable (net of
      allowance of $79,655)                                           395,721
     Inventories                                                       97,199
     Prepaid expenses                                                  37,055
                                                             -----------------

        TOTAL CURRENT ASSETS                                          560,795

EQUIPMENT, net                                                      1,224,815

OTHER ASSETS:
     Long term receivables                                             49,039
     Intangibles, net                                               2,506,249
     Deferred finance costs                                           415,268
     Deposits                                                          71,962
                                                             -----------------
        TOTAL OTHER ASSETS                                          3,042,518
                                                             -----------------

                                                             $      4,828,128
                                                             =================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Cash overdraft                                          $         87,645
     Accounts payable and accrued expenses                          3,034,218
     Payroll tax liability                                          1,300,440
     Capital lease obligation                                         258,988
     Convertible debentures due in one year,
        net unamortized discount of $1,012,803                        876,076
     Notes payable                                                  1,012,667
     Common stock to be issued                                         39,600
     Preferred stock to be issued                                     300,000
     Derivative instrument liability                                  346,927
                                                             -----------------

        TOTAL CURRENT LIABILITIES                                   7,256,561
                                                             -----------------

LONG TERM LIABILITIES:
     Capital lease obligation                                         531,370
     Convertible debentures, net unamortized
         discount of $1,012,803                                     1,087,196
                                                             -----------------
        TOTAL LONG TERM LIABILITIES                                 1,618,566
                                                             -----------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value; authorized
        shares - 50,000,000 shares; 5,411,255 issued
         and outstanding                                                  541
     Common stock, $.0001 par value; authorized shares -
        750,000,000 shares; 509,358,575 shares issued
        and outstanding                                                50,950
     Additional paid-in capital                                    21,560,447
     Accumulated deficit                                          (25,658,937)
                                                             -----------------
        TOTAL STOCKHOLDERS' DEFICIT                                (4,046,999)
                                                             -----------------

                                                             $      4,828,128
                                                             =================





            See notes to unaudited consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                    ----------------------------------   --------------------------------
                                                         2006              2005               2006             2005
                                                    ----------------  ----------------   ---------------   --------------
REVENUES:
    Transaction service fees                        $       453,792   $       539,210    $    1,462,554    $     980,033
    Equipment sales and installation                         60,501           109,745           312,720          442,490
    Managed services                                        186,881           127,257           507,480          282,353
                                                    ----------------  ----------------   ---------------   --------------
       TOTAL REVENUE                                        701,174           776,212         2,282,754        1,704,876
                                                    ----------------  ----------------   ---------------   --------------

COST OF SERVICES:
    Telecommunication costs                                 223,952           214,058           618,446          381,436
    Equipment and installation                               37,357            52,911           253,385          318,794
    Managed services                                        196,823           211,340           590,310          468,528
    Depreciation and amortization                           348,406           191,141         1,038,376          404,187
                                                    ----------------  ----------------   ---------------   --------------
       TOTAL COST OF SERVICES                               806,538           669,450         2,500,517        1,572,945
                                                    ----------------  ----------------   ---------------   --------------

GROSS MARGIN (LOSS)                                        (105,363)          106,762          (217,763)         131,931

OPERATING EXPENSES:
    Selling, general and administrative                     625,898           997,113         2,272,287        3,329,107
    Depreciation                                              1,181             3,476             4,481            7,977
                                                    ----------------  ----------------   ---------------   --------------
       TOTAL OPERATING EXPENSES                             627,079         1,000,589         2,276,768        3,337,084
                                                    ----------------  ----------------   ---------------   --------------

OPERATING LOSS                                             (732,441)         (893,827)       (2,494,531)      (3,205,153)

INTEREST EXPENSE                                           (279,156)       (2,322,020)         (827,461)      (3,623,902)
MARK TO MARKET - DERIVATIVE INSTRUMENT LIABILITY            421,496                 -         1,641,007                -
AMORTIZATION OF NOTE DISCOUNT                              (208,425)                -          (602,260)               -
                                                    ----------------  ----------------   ---------------   --------------
NET LOSS                                            $      (798,526)  $    (3,215,847)   $   (2,283,244)   $  (6,829,055)
                                                    ================  ================   ===============   ==============

BASIC AND DILUTED - LOSS PER SHARE                  $         (0.00)  $         (0.01)   $        (0.01)   $       (0.03)
                                                    ================  ================   ===============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic and Diluted                                489,527,929       311,906,878       432,122,542      245,121,859
                                                    ================  ================   ===============   ==============

            See notes to unaudited consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                           For the Nine Months Ended September 30,
                                                                ---------------  -------------
                                                                     2006            2005
                                                                ---------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $   (2,283,244)  $ (6,829,055)
                                                                ---------------  -------------
    Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation                                                    4,481          7,977
         Depreciation of equipment                                     507,351        404,187
         Amortization of intangibles                                   531,024         94,811
         Amortization of deferred financing cost                       661,970        276,404
         Stock issued for compensation                                   5,000        424,096
         Stock to be issued for services                                21,000         39,600
         Beneficial conversion and warrants issued
         for services                                                  300,000      2,969,412
         Change in derivative instrument liability                  (1,733,053)             -

    Changes in assets and liabilities:
       Accounts receivable                                             (39,990)       (69,676)
       Inventory                                                        (6,793)       (24,670)
       Deposits                                                         (9,957)       (73,319)
       Prepaid expenses                                                (29,113)       (36,997)
       Other assets                                                     14,190              -
       Payroll taxes                                                   530,058              -
       Accounts payable and accrued expenses                           584,622      1,587,210
                                                                ---------------  -------------
    Net cash used in operating activities                             (942,455)    (1,230,020)
                                                                ---------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition / disposition of equipment                             (43,313)    (1,604,426)
    Other                                                                    -        (31,110)
                                                                ---------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                  (43,313)    (1,635,536)
                                                                ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                                  10,000              -
    Payments of capital leases                                        (141,095)             -
    Payments of notes payable                                         (102,055)             -
    Proceeds of private placement                                      585,430              -
    Payments of convertible debentures                                 (55,034)             -
    Proceeds from convertible debentures                               425,000        673,009
    Proceeds from capital leases                                             -        809,712
    Increase in deferred finance costs                                 (27,500)             -
    Proceeds from notes payable                                        285,241      1,401,132
                                                                ---------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              979,987      2,883,853
                                                                ---------------  -------------

INCREASE (DECREASE) IN CASH                                             (5,781)        18,297

CASH - BEGINNING OF PERIOD                                              36,601         23,676
                                                                ---------------  -------------

CASH - END OF PERIOD                                            $       30,820   $     41,973
                                                                ===============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid for interest                                   $      164,198   $     84,233
                                                                ===============  =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of debentures and interest into stock         $      662,327   $    693,179
                                                                ===============  =============
       Conversion of notes and interest into stock              $       30,000   $  2,180,990
                                                                ===============  =============
       Common stock issued in connection with settlements       $      900,000   $  1,036,658
                                                                ===============  =============
       Capital leases                                           $            -   $    734,377
                                                                ---------------  -------------

ACQUISITION DETAILS:
       Fair value of assets acquired                            $            -   $  3,919,196
                                                                ===============  =============
       Liabilities assumed                                      $            -   $    559,401
                                                                ===============  =============
       Common stock issued for acquisition                      $            -   $  3,103,191
                                                                ===============  =============

            See notes to unaudited consolidated financial statements

                           ICOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

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

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $25,658,937 and $23,375,805 at September 30, 2006 and December 31, 2005, respectively. The Company also had a working capital deficiency of $6,695,766 and $8,192,239 at September 30, 2006 and December 31, 2005, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the financial statements of the Company once adopted.

Note 4 -- Convertible Debentures

                           Lender                                   Amount
                           ------                                   ------
                 Cornell Capital Partners,                $          1,850,000
                 5% interest, due November 2007
                 Accredited individual investors
                 10% to 12% interest
                 due various dates in 2006                           1,126,075
                                                          ---------------------
                                                                     2,976,075

                 Notes payable discounts                            (1,012,803)
                                                          ---------------------

                                                   Total  $          1,963,272
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

         In June 2006, the Company issued 14,925,374 shares of common stock upon conversion of $100,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0067 per share.
         In July 2006, the Company issued 7,692,308 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0065 per share.

         In August 2006, the Company issued 16,101,695 shares of common stock upon conversion of $95,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0059 per share.

         In August 2006, the Company issued 16,000,000 shares of common stock upon conversion of $80,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0050 per share.

         In September 2006, the Company issued 12,195,122 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0041 per share.

         In August 2006, the Company issued a two year convertible debenture to Michael Vickers, an accredited investor, in the principal amount of $50,000. The debenture is convertible at a fixed price of $0.0058 per share. The debenture carries interest at a rate of 9% per annum. In addition, the Company issued 8,620,689 two year warrants to purchase common shares; one third at a price of $0.02 per share, one third at a price $0.05 per share, and one third at a price of $0.08 per share. The warrants are subject to a call provision by the Company if the market price per share is above $0.05 per share, $0.08 per share, and $0.11 per share respectively for a period of 5 or more days.

         In August 2006, the Company issued a two year convertible debenture to Betsill Builders, an accredited investor, in the principal amount of $250,000. The debenture is convertible at a fixed price of $0.0066 per share. The debenture carries interest at a rate of 9% per annum. In addition, the Company issued 40,000,000 two year warrants to purchase common shares; one third at a price of $0.02 per share, one third at a price $0.05 per share, and one third at a price of $0.08 per share. The warrants are subject to a call provision by the Company if the market price per share is above $0.05 per share, $0.08 per share, and $0.11 per share respectively for a period of 5 or more days.

Note 5 --Notes Payable

         From January 2006 through March 2006, the Company issued short term bridge notes totaling $60,712 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum. During the same period, the Company repaid $77,712 to Seaport Capital consisting of the bridge notes secured between January and March 2006, and a previous bridge note issued in December 2005.

         From April 2006 through June 2006, the Company issued short term bridge notes totaling $27,911 to Seaport Capital. The notes carry interest at a rate of between 10% and 15% per annum.

         From July through September 2006, the Company issued short term bridge notes totaling $43,000 to Seaport Capital. The notes carry interest at a rate of between 10% and 15% per annum.

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

                          Lender                                  Amount
                          ------                                  ------
Acquisitions (WISE Technologies, Inc)                        $          50,000
10% interest, due on demand
Bill Thomas,                                                           295,000
15% to 25% interest, due on demand
Seaport Capital,                                                       362,280
12 to 15% interest, due on demand
Accredited individual investors,                                       305,387
9% to 36% interest, due on demand
                                                             ------------------

                                                      Total  $        1,012,667
                                                             ==================

Note 6 - Stockholder's Deficit

         On February 22, 2006, the Company sold 2,659,574 shares of restricted common stock for a total of $50,000. The shares were issued at an average price of $0.0188 per share.

         On March 24, 2006, the Company sold 13,333,333 shares of restricted common stock for a total of $80,000. The shares were issued at an average price of $0.006 per share.

         On March 9, 2006 the Company executed a letter of understanding with SSJ Enterprises, LLC ("SSJ") and Street Search, LLC ("Street Search" pertaining to the obligations imposed on the Company as a result of the recent litigation against the Company by SSJ and Street Search. The parties agreed to settle the obligation with 30,000,000 shares of the Company's common stock. The agreement was executed on April 12, 2006. Subsequently, in April 2006, the Company issued 30,000,000 shares of restricted common stock in full settlement of the judgment and subsequent settlement of the litigation between the Company, SSJ, and Street Search. The shares were issued at an average price of $0.03 per share. The previously recorded accrual of $900,000 has been reclassified from `stock to be issued' to equity.

         On April 18, 2006, the Company issued 1,000,000 shares of restricted common stock on conversion of warrants. The shares were issued at an average price of $0.01 per share.

         On April 19, 2006, the Company sold 15,252,976 shares of restricted common stock for a total of $150,000. The shares were issued at an average price of $0.0098 per share.

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

         In April 2006, the Company defaulted on its payments under the Master Lease Agreement. Agility has invoked their right to directly collect the proceeds of the revenue generated by the leased locations. The Company cooperated in this effort and in September 2006 came to agreement with Agility to re-age the delinquent lease payments. Agility continues to maintain control of the proceeds to maintain timely payment of the leases.


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

         The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Wise, LinkSpot, and Cafe.com had occurred as of the following period:

     -------------------------- -------------------------- -------------------------- ---------------------------
                                                                                             Pro Forma,
                                    As reported, Nine                                     Nine Months Ended
                                      Months Ended              Pre-Acquisition          September 30, 2005
             2005                  September 30, 2005              Operations                     (1)
     -------------------------- -------------------------- -------------------------- ---------------------------
     Revenues                   $       1,704,876          $         431,186          $       2,136,062
     -------------------------- -------------------------- -------------------------- ---------------------------
     Loss before
     extraordinary items               (6,829,055)                   (980,558)                (7,809,613)
     -------------------------- -------------------------- -------------------------- ---------------------------
     Net Loss                          (6,829,055)                   (980,558)                (7,809,613)
     -------------------------- -------------------------- -------------------------- ---------------------------
     Loss per common share      $           (0.02)                                    $       (0.02)
     -------------------------- -------------------------- -------------------------- ---------------------------
     Shares outstanding                353,879,220                                            353,879,220
     -------------------------- -------------------------- -------------------------- ---------------------------
         (1) Acquisitions included through date of acquisition.

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

         In connection with the issuance of convertible debentures in July 2006 to Michael Vickers, the Company issued two year warrants in the following amounts:

          o Warrants to purchase up to 2,873,563 shares of common stock at a price of $0.02 per share
          o Warrants to purchase up to 2,873,563 shares of common stock at a price of $0.05 per share
          o Warrants to purchase up to 2,873,563 shares of common stock at a price of $0.08 per share


         In connection with the issuance of convertible debentures in August 2006 to Betsill Builders, the Company issued two year warrants in the following amounts:

          o Warrants to purchase up to 13,333,333 shares of common stock at a price of $0.02 per share
          o Warrants to purchase up to 13,333,333 shares of common stock at a price of $0.05 per share
          o Warrants to purchase up to 13,333,334 shares of common stock at a price of $0.08 per share

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

         In February 2006, the Company issued an additional convertible debenture to Cornell in the principal amount of $125,000 and issued warrants to purchase 25,000,000 shares of common stock at a price of $0.01 per share, and an additional 25,000,000 shares of common stock at a price of $0.03 per share. In connection with this transaction the Company recorded $94,154 as a discount on convertible debentures; interest expense of $1,496,932; and a derivative liability of $1,591,086.

         The increase in fair value between the date of inception of the various debt and equity instruments and September 30, 2006 amounted to $1,906,625 and has been recorded as a reversal of interest expense.

         The aggregate fair value of the derivative liabilities at the date of issuance of the convertible debenture and at September 30, 2006, is as follows:

                                                 At Inception       At Dec. 31, 2005       At Sept. 30, 2006
                                           ---------------------- ---------------------- -----------------------
       Discount on convertible debentures  $      1,421,102       $        1,407,110     $         1,012,803
       Liability associated with prior
       convertible debentures and
       warrants                                     832,450                  672,870                 665,876
                                           ---------------------- ---------------------- -----------------------

        Total derivative liability         $      2,253,552       $        2,079,980     $           346,927
                                           ====================== ====================== =======================

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

         The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. This method and the underlying assumptions are further described in footnote 13 of our report on Form 10KSB dated December 31, 2005.

Note 13 - Subsequent Events

         In October 2006, the Company received $100,000 from the sale of convertible debentures to accredited investors. The convertible debentures mature in two years, carry interest at a rate of 9% per annum, and are convertible at an average price of $0.0040 per share.

         In October 2006, the Company received $10,000 from the sale of a short term demand note to an accredited investor.

         In November 2006, the Company received $25,000 from the sale of a short term demand note to an accredited investor.

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

Strategy
Our goal is to be a leading and innovative national provider of broadband solutions. During the third quarter of 2006, ICOA sharpened the focus of its operations into three Strategic Business Units (SBU's).

1.       ICOA BroadBand Properties
ICOA BroadBand Properties provides pay-per-use Wi-Fi service on ICOA owned and operated networks at 23 airports, 55 marinas and 75 RV parks across the country as well as at such hospitality locations as the Trump Casino Properties in Atlantic City. Under long-term contracts, ICOA BroadBand Properties designs, builds, maintains, operates and provides call center support for these hotspot networks. Users of these networks pay usage fees to ICOA and ICOA on average pays 20% of hotspot revenues back to the venues. ICOA BroadBand Properties has focused its attention on regional airports and on niche markets where it can enjoy superior margins.

2.       ICOA Wi-Fi BroadBand Solutions
ICOA Wi-Fi BroadBand Solutions sells "turnkey" Wi-Fi broadband solutions under multi-year contracts (typically 3 to 5 years) to enterprises which primarily offer Wi-Fi as an amenity in order to increase customer traffic. Enterprises currently served include over 1,500 restaurants, super markets, retail chains, and independently owned outlets. Wi-Fi BroadBand Solutions provides equipment, turn-key maintenance, and backend operational and support services for the hot-spot. Backend services include 24 x 7 network monitoring, call center support, billing, credit card processing and inter-network settlements, user provisioning & authentication and regular reports for the venue owner. ICOA earns profits on the sale of the solutions to the venue and is paid monthly over the life of the contracts.

3.        ICOA Managed Services
ICOA Managed Services sells backend support to 66 independent Wi-Fi Internet Service Providers (WF-ISP). WF-ISPs include Wi-Fi service providers such as 5G Wireless, large retail chains such as Staples that have established their own Wi-Fi amenity networks and RF engineering companies that design and build Wi-Fi hotspots for retailers, hospitality, restaurants, Metrozones, and other venues. ICOA Managed Services utilizes ICOA's proprietary, award winning TollBooth(TM) operations and support software and ICOA's nationwide network support capabilities to provide such services as:

     o 24x7 network monitoring & call center support for the WF-ISP and its customers.
     o Billing, credit card services & inter-network settlements where appropriate
     o    Network maintenance & provisioning
     o    User provisioning & authentication
     o    Regular operational reporting to the WF-ISP
     o    Customer network administration via self help portal

ICOA Managed Services receives a one-time payment for integration and development engineering and under multi-year contracts is paid a monthly retainer fee and per transaction fees.

As part of our overall strategy to compete in each relevant segment, we use our core competencies in the design, deployment and management of broadband and broadband wireless networks in and to high-traffic public locations in market segments including but not limited to airports, hospitality, RV resorts and campgrounds, marinas, multiple dwelling units ("MDU's"), restaurants and cafes, travel plazas and higher education.

As of September 30, 2006, ICOA owned or operated over 2,000 broadband access installations in high-traffic locations servicing millions of annual patrons across 45 states. Until earlier this year, the Company's revenue had a strong reliance on one time equipment sales and installation projects. The revenue mix has changed with recurring revenue increasing to 86.3% of total revenue for the nine months ended September 30, 2006 as compared to 74.0% for the same period in 2005. This is an important aspect of our long term growth as the margin on recurring revenue is significantly higher than on equipment and installation sales.

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


Results of operations

Three months ended September 30, 2006 as compared to the three months ended September 30, 2005, and nine months ended September20, 2006 as compared to the nine months ended September 20, 2005.


Revenue
Our revenue is derived from the ownership and operation of neutral-host broadband wireless Wi-Fi Hot Spots and High Speed Internet terminals in high traffic public locations, and Wi-Fi equipment sales, installation fees, and network management and maintenance services.

For the period ended September 30, 2006, quarterly revenue decreased $75,038 or 9.7% to $701,174 as compared to $776,212 for the quarter ended September 30, 2005.

The Company realized a 33.9% increase in revenue generating $2,282,754 in revenue for the nine months ended September 30, 2006 as compared to $1,704,876 for the nine months ended September 30, 2005.

The revenue growth for the nine months ended September 30, 2006 is primarily due to increasing Transaction Service Fees and an increase in Managed Services Fees year over year while new Equipment Sales decreased as the Company did not pursue several large projects of the type it completed in the first half of 2005. The decrease in revenue of $75,038 for the three months ended September 20, 2006 versus the three months ended September 30, 2005 is mainly attributable to several locations converting to a managed amenity service model from a customer pay per use model. The increased Managed Services revenue is a result of this shift which long term should yield a stronger gross margin as the Company eliminates costs associated with location operation, and concentrates on providing the more profitable Managed Services. A portion of the overall year to date increase is a result of the acquisitions completed in 2005.


Revenue was generated from the following services:

                                           For the three months ended            For the nine months ended
                                        September 30,      September 30,      September 30,      September 30,
                                            2006               2005               2006               2005
                                      ------------------ ------------------ ------------------ ------------------
Transaction Service Fees              $         453,792  $         539,210  $       1,462,554  $         980,033
Wi-Fi Equipment Sales and Service                60,501            109,745            312,720            442,490
Managed Services                                186,881            127,257            507,480            282,353

                                      ------------------ ------------------ ------------------ ------------------
                               Total  $         701,174  $         776,212  $       2,282,754  $       1,704,876
                                      ================== ================== ================== ==================

Cost of Services consists primarily of:

                                           For the three months ended            For the nine months ended
                                      ------------------------------------- -------------------------------------
                                        September 30,      September 30,      September 30,      September 30,
                                            2006               2005               2006               2005
                                      ------------------ ------------------ ------------------ ------------------
Telecom/Co-Location/Hosting Costs     $         223,952  $         214,058  $         618,446  $         381,436
Wi-Fi Equipment and Installation                 37,357             52,911            253,385            318,794
Managed Services                                196,823            211,340            590,310            468,528
Depreciation Expense                            348,406            191,141          1,038,376            404,187
                                      ------------------ ------------------ ------------------ ------------------
                               Total  $         806,538  $         669,450  $       2,500,517  $       1,572,945
                                      ================== ================== ================== ==================

For the quarter ended September 30, 2006, the Company recorded a negative gross margin of ($105,363), as compared to a gross margin of $106,762 for the quarter ended September 30, 2005, an increase of $212,125 or 200%. This was primarily due to the increase in depreciation and amortization of $157,265 coupled with added telecommunication costs.

For the nine months ended September 30, 2006, the negative gross margin was ($217,763), as compared to a gross margin of $131,931 for September 30, 2005, an increase of 265%. This was primarily due to the increase in depreciation and amortization of $634,189.

Cost of Services increased 20% or $137,088 to $806,538 for the three months ended September 30, 2006 versus $669,450 for the three months ended September 30, 2005.

Similarly, the Cost of Services increased 59% or $927,572 to $2,500,517 for the nine months ended September 30, 2006 versus $1,572,945 for the nine months ended September 30, 2005.

The increases both quarterly and year to date, were primarily due to increased costs of providing help desk services as business has increased, additional cost of telecommunications, and an increase in depreciation expense. Depreciation and Amortization Expense increased 82% or $157,265 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, and 157% or $634,189 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily due to the amortization of intangible assets associated with the acquisitions of Wise Technologies, LinkSpot Networks, Cafe.com, and depreciation associated with the capital leases.

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

For the quarter ended September 30, 2006 these costs decreased $371,215 or 37% from $997,113 for the quarter ended September 30, 2005 to $625,898.

For the nine months ended September 30, 2006, these expenses decreased $1,056,820 or 32% to $2,272,287 from $3,329,107 for the nine months ended
September 30, 2005.

The quarterly decreases outlined below are mainly a reflection of the Company's efforts to control costs. The Company added several new personnel by converting consultants who previously provided development services related to the business model and the Company's entry into new market verticals to staff. This was offset by an overall reduction in the use of consultants. Additionally, there was a reduction in (i) relocation and hiring expenses, (ii) reduced legal expense connected with financing, registration filings, acquisitions and the wind up of litigation in the World Capital lawsuit and the SSJ litigation, (iii) accounting expense related to acquisitions and reviews of SEC filings, (iv) finance fees associated with the convertible debentures and the now cancelled Standby Equity Distribution Agreement, (v) employee stock bonuses, and (vi) additional travel and entertainment expense connected with sales efforts to secure new installation opportunities. Employment related expense for the nine month period ended September 30, 2005, was higher than the same period in 2006 because in 2005, the Company relocated several key members of its management team and was required to provide temporary living expenses related to these moves. Management expects general and administrative expenses in future periods to run at similarly decreased levels as the Company works to effectively manage the costs of the business even as it pursues continued growth.


                          Quarterly increases (decreases) in selling, general and administrative

                                                 For the three months ended          For the nine months ended
                                               September 30, 2006 as compared      September 30, 2006 as compared
                                                   to September 30, 2005               to September 30, 2005
                                             ----------------------------------- -----------------------------------
            Payroll                          $             (73,936)              $               44,041
            Consulting                                    (143,587)                            (351,484)
            Legal                                          (81,763)                            (184,446)
            Accounting                                       28,736                               71,259
            Finance Fees                                      2,520                             (50,468)
            Insurance                                        27,800                               74,946
            Employment related expense                              0                          (303,818)
            Travel & Entertainment                         (138,511)                           (397,631)
            Other                                              7,526                              40,781
                                             ----------------------------------- -----------------------------------
                   Increase Quarter and YTD  $            ( 371,215)             $           ( 1,056,820)
                                             =================================== ===================================

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, and the beneficial conversion feature on the convertible notes and warrants.

Interest expense decreased by $2,042,864 to $279,156 for the three months ended September 30, 2006 as compared to $2,322,020 for the three months ended September 30, 2005.

Interest expense decreased by $2,796,441 to $827,461 for the nine months ended September 30, 2006 as compared to $3,623,902 for the nine months ended September 30, 2005.

The decrease for the three month and nine month periods is attributable to a reduction in beneficial conversion feature recorded on convertible debentures issued in the prior year. The calculation of beneficial conversion feature has been superseded by the Derivative Liability computation identified in the `Other Expense' section below and in Footnote 11.

Other Expense

The Company recorded income of $421,496 for the three months ended September 30, 2006 and $1,641,007 for the nine months ended September 30, 2006 as the "mark to market" adjustment of the derivative liability. There was no similar expense during the same periods in 2005.

Net Loss

For the three months ended September 30, 2006, the Company had a loss of $798,526 as compared to a loss of $3,215,847 for the three months ended September 30, 2005 a decrease of $2,417,321 or 75%.

For the nine months ended September 30, 2006, the Company had a loss of $2,283,244 as compared to a loss of $6,829,055 for the nine months ended September 30, 2005 a decrease of $4,545,811 or 67%.

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

Liquidity and Capital Resources

Cash and cash equivalents were $30,820 at September 30, 2006. Net cash used in operating activities of $942,455 was derived from the net loss from operations offset by depreciation of equipment, amortization of intangibles and deferred financing costs, an increase in accounts receivable, an increase in inventory, an increase in prepaid expenses and deposits, and an increase in accounts payable, payroll taxes, and accrued expenses.

At September 30, 2006, the Company had a working capital deficit of $6,695,766. The Company made capital expenditures of $43,313 during the nine months ended September 30, 2006.

From July 2006 through September 2006, the Company issued short term bridge notes totaling $48,000 to Seaport Capital. The notes carried interest at a rate of between 10% and 15% per annum. During the same period, the Company repaid $5,000 to Seaport Capital consisting of the bridge notes secured between April and September, 2006.

In August 2006, the Company issued a two year convertible debenture to Michael Vickers, an accredited investor, in the principal amount of $50,000. The debenture is convertible at a fixed price of $0.0058 per share. The debenture carries interest at a rate of 9% per annum. In addition, the Company issued 8,620,689 two year warrants to purchase common shares; one third at a price of $0.02 per share, one third at a price $0.05 per share, and one third at a price of $0.08 per share. The warrants are subject to a call provision by the Company if the market price per share is above $0.05 per share, $0.08 per share, and $0.11 per share respectively for a period of 5 or more days.

In August 2006, the Company issued a two year convertible debenture to Betsill Builders, an accredited investor, in the principal amount of $250,000. The debenture is convertible at a fixed price of $0.0066 per share. The debenture carries interest at a rate of 9% per annum. In addition, the Company issued 40,000,000 two year warrants to purchase common shares; one third at a price of $0.02 per share, one third at a price $0.05 per share, and one third at a price of $0.08 per share. The warrants are subject to a call provision by the Company if the market price per share is above $0.05 per share, $0.08 per share, and $0.11 per share respectively for a period of 5 or more days.

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

In July 2006, the Company issued 7,692,308 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0065 per share.

In August 2006, the Company issued 16,101,695 shares of common stock upon conversion of $95,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0059 per share.

In August 2006, the Company issued 16,000,000 shares of common stock upon conversion of $80,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0050 per share.

In September 2006, the Company issued 12,195,122 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0041 per share.

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


Subsequent Events

In October 2006, the Company received $100,000 from the sale of convertible debentures to accredited investors. The convertible debentures mature in two years, carry interest at a rate of 9% per annum, and are convertible at an average price of $0.0040 per share.

In October 2006, the Company received $10,000 from the sale of a short term demand note to an accredited investor.

In November 2006, the Company received $25,000 from the sale of a short term demand note to an accredited investor.



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

(B)  Changes in Internal Controls over Financial Reporting
In connection with the evaluation of the Company's internal controls during the quarter ended September 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

During the three months ended September 30, 2006, the Company issued the following unregistered securities:

In July 2006, the Company issued 7,692,308 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0065 per share.

In August 2006, the Company issued 16,101,695 shares of common stock upon conversion of $95,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0059 per share.

In August 2006, the Company issued 16,000,000 shares of common stock upon conversion of $80,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0050 per share.

In September 2006, the Company issued 12,195,122 shares of common stock upon conversion of $50,000 of the November 2006 secured convertible debenture to Cornell Capital. The shares were converted at a price of $0.0041 per share.

In August 2006, the Company issued a two year convertible debenture to Michael Vickers, an accredited investor, in the principal amount of $50,000. The debenture is convertible at a fixed price of $0.0058 per share. The debenture carries interest at a rate of 9% per annum. In addition, the Company issued 8,620,689 two year warrants to purchase common shares; one third at a price of $0.02 per share, one third at a price $0.05 per share, and one third at a price of $0.08 per share. The warrants are subject to a call provision by the Company if the market price per share is above $0.05 per share, $0.08 per share, and $0.11 per share respectively for a period of 5 or more days.

In August 2006, the Company issued a two year convertible debenture to Betsill Builders, an accredited investor, in the principal amount of $250,000. The debenture is convertible at a fixed price of $0.0066 per share. The debenture carries interest at a rate of 9% per annum. In addition, the Company issued 40,000,000 two year warrants to purchase common shares; one third at a price of $0.02 per share, one third at a price $0.05 per share, and one third at a price of $0.08 per share. The warrants are subject to a call provision by the Company if the market price per share is above $0.05 per share, $0.08 per share, and $0.11 per share respectively for a period of 5 or more days.


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

In April 2006, the Company defaulted on its payments under the Master Lease Agreement. Agility has invoked their right to directly collect the proceeds of the revenue generated by the leased locations. The Company cooperated in this effort and in September 2006 came to agreement with Agility to re-age the delinquent lease payments. Agility continues to maintain control of the proceeds to maintain timely payment of the leases.

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

31.1                  Certification pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002                               Provided herewith

31.2                  Certification pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002                               Provided herewith

32.1                  Certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002                               Provided herewith

32.2                  Certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002                               Provided herewith

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  November 22, 2006
                                                     ICOA, INC.


                                                     /s/ George Strouthopoulos
                                                         -----------------------
                                                         George Strouthopoulos
                                                         Chief Executive Officer


                                                     /s/ Erwin Vahlsing, Jr.
                                                         -----------------------
                                                         Erwin Vahlsing, Jr.
                                                         Chief Financial Officer